Form 10-Q
period 2021-06-30
Gladstone Acquisition Corp
filed 2021-09-17
CIK 1843248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40707

Gladstone Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-1458374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
(703)
287-5800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	GLEEU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	GLEE	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GLEEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of September 1
7
, 2021, there were
10,702,330 shares of Class A common stock, $0.0001 par value, and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Balance Sheet as of June 30, 2021 (unaudited)	2
	Condensed Statements of Operations for the three months ended June 30, 2021 (unaudited) and the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholder’s Equity for the three months ended June 30, 2021 (unaudited) and for the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)	4
	Condensed Statement of Cash Flows for the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)	5
	Notes to the Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

Item 1. Financial Statements
GLADSTONE ACQUISITION CORP.
CONDENSED BALANCE SHEET
(UNAUDITED)

June 30, 2021
Assets
Current Assets:
Cash	$12,347

Total Current Assets	12,347
Deferred offering cost	465,318

Total Assets	$477,665

Liabilities and Stockholder’s Equity
Current Liabilities:
Accrued offering costs and expenses	$213,353
Promissory Note - Related Party	240,000

Total Current Liabilities	453,353

Commitments and Contingencies (see Note 6)	—
Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(688)

Total Stockholder’s Equity	24,312

Total Liabilities and Stockholder’s Equity	$477,665

(1)
Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on August 18, 2021, 123,120 of the Founder Shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2021	For the period from January 14, 2021 (inception) through June 30, 2021
Formation cost	$—	$688

Net loss	$—	$(688)

Basic and diluted weighted average shares outstanding (1)	2,500,000	2,500,000

Basic and diluted net loss per common stock	$—	$(0.00)

(1)
Excludes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on August 18, 2021, 123,120 of the Founder Shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(688)	(688)

Balance as of March 31, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	$(688)	$24,312
Net loss	—	—	—	—	—	—	—

Balance as of June 30, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	$(688)	$24,312

(1)
Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriters’ election to partially exercise their over-allotment option on August 18, 2021, 123,120 of the Founder Shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the period from January 14, 2021 (inception) through June 30, 2021
Cash flows from Operating Activities:
Net loss	$(688)

Net cash used in operating activities	(688)

Cash Flows from Financing Activities:
Proceeds from sale of founder shares to initial stockholder	25,000
Proceeds from issuance of promissory note to related party	390,000
Payment of promissory note to related party	(150,000)
Payment of deferred offering costs	(251,965)

Net cash provided by financing activities	13,035

Net change in cash	12,347

Cash, January 14, 2021 (inception)	—

Cash, end of the period	$12,347

Supplemental disclosure of cash flow information:
Accrued/deferred offering costs	$430,021

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
Note 1 — Organization and Business Operations
Gladstone Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). While the Company may pursue an initial Business Combination target in any business or industry, the Company intends to focus its search on the farming and agricultural sectors, including farming related operations and businesses that support the farming industry, where the management team has extensive experience.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Gladstone Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
The registration statement for the Company’s IPO was declared effective on August 4, 2021 (the “Effective Date”). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 warrants
(the “Initial Private Warrants”)
which is discussed in Note 4, at a price of $1.00 in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (the “Class A Common Stock,” together with the Class B common stock, par value $0.0001 per share, the “Common Stock”) and one-half
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable.
 In connection with the IPO, the Company issued 200,000 shares of Class A Common Stock to the underwriters of the IPO (the “Representative Shares”) in a private placement for nominal consideration.
On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480
 Units, generating an aggregate of gross proceeds of $
4,924,800 (see Note 8).
Simultaneously with the exercise of the Underwriters’ over-allotment option, the Sponsor of the Company purchased an additional
98,496
 warrants (together with the Initial Private Warrants, the “Private Warrants”), generating aggregate gross proceeds of $
98,496
 (see Note 8), and the Company issued an additional 9,850 Representative Shares for nominal consideration.
Transaction costs related to the IPO and partial over-allotment exercise amounted to $
6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the 209,850 Representative Shares, which were issued for nominal consideration, and $
494,991
 of other cash offering costs, which were charged to equity.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (“Trust Account”) and invested in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public stock in connection with an initial Business Combination or to redeem
100% of its public stock if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the Company’s public shares if the Company are unable to complete its initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.
If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company’s prior consent. The Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provide its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such red
e
mption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law.
The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.
Liquidity and Capital Resources
As of June 30, 2021, the Company had $12,347 of cash in its operating bank account and a working capital deficit of $441,006.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $240,000
 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, the Company had $2,023,122 in its operating bank account, and working capital of $1,475,504.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus which contains the initial audited financial statements and notes thereto for the period from January 14, 2021 (inception) to March 31, 2021 as filed with the SEC on August 6, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $12,347 in cash and no cash equivalents as of June 30, 2021.
Deferred Offering Costs
Deferred offering costs consist of underwriter, accounting, filing and legal expenses incurred through the balance sheet date that are directly related to the IPO and were charged to stockholder’s equity upon the completion of the IPO. If the IPO had proved to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, would have been charged to operations.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Class A Common Stock Subject to Possible Redemption
As of June 30, 2021, there were no shares of Class A Common Stock issued or outstanding. The Company will account for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The Company’s shares of Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.
Net Loss Per Common Share
The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 14, 2021 (inception) through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be immaterial for the period ending June 30, 2021.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On August 9, 2021, the Company consummated its IPO of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share and one-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each whole warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. On August 18, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 492,480 over-allotment Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 8). The IPO and over-allotment generated total gross proceeds of $107,023,296
. As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representative Shares for nominal consideration.
Note 4 — Private Placement
Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 4,200,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $4,200,000. Simultaneously with the exercise of the underwriters’
over-allotment option, the Sponsor of the Company purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496.
The Private Warrants are identical to the warrants sold in the IPO except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the shares of Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.
The Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants are redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its Founder Shares (as defined below) and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
Business Combination activity; (iii) waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to complete its initial Business Combination within 18 months from the closing of the IPO, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the Company’s initial Business Combination.
Note 5 — Related Party Transactions
Founder Shares
On January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares represent 20
% of the Company’s issued and outstanding stock after the IPOIPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left
123,120 of the Founder Shares no longer subject to forfeiture (see Note 8).
The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A Common Stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A Common Stock equals or exceeds $
12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.
Promissory Note — Related Party
The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company has borrowed $
240,000
 under the Note. The Company repaid the Note on September 2, 2021.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, no such monthly fees have been incurred.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Representative Shares and Private Warrants (including securities contained therein), including warrants that may be issued upon conversion of working capital loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Warrants and any shares of Class A Common Stock and warrants (and underlying Class A Common Stock) that may be issued upon conversion of the warrants issued as part of the working capital loans and Class A Common Stock issuable upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company bears the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480
Units
(see Note 8).
The underwriters are entitled to a deferred underwriting discount of $
0.35 per unit, or $3.5 million in the aggregate (or $4.03
 million in the aggregate if the underwriters’ over-allotment option is exercised in full) are payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Representative’s Class A Common Stock
In connection with the consummation of the IPO and the subsequent exercise of the over-allotment option, the Company issued 209,850 Representative Shares to the representative and its designees for nominal consideration. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, subject to the Sponsor depositing additional funds into the trust account as described in more detail in the prospectus) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity and (iii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a business combination, subject to the Sponsor depositing additional funds into the trust account as described in more detail in this prospectus). The Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.
Note 7 — Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there was no preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2021, there was no Class A Common Stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of June 30, 2021, there were 2,875,000 shares of Class B Common Stock issued and outstanding. Of the 2,875,000 shares of Class B Common Stock issued and outstanding, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders (excluding the holders of the Representative Shares) collectively own
20
% of the Company’s issued and outstanding Common Stock after the IPO (excluding the Representative Shares).
Holders of the Class A Common Stock and holders of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law or stock exchange rule; provided that only holders of the Class B Common Stock have the right to vote on the election of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B Common Stock may remove a member of the board of directors for any reason.
The Class B Common Stock will automatically convert into Class A Common Stock on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20
% of the sum of (a) the total number of all shares of Class A Common Stock issued and outstanding (including any shares of Class A Common Stock issued pursuant to the underwriter’s over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding the Representative Shares and any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into Class A Common Stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Founder Shares issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A Common Stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B Common Stock shall never be less than the initial conversion ratio. In no event will the Class B Common Stock convert into Class A Common Stock at a rate of less than one-to-one.

Public Warrants —
As of June 30, 2021 there were no
 Warrants issued or outstanding. The Public Warrants become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than
15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.
If a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported closing price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the combination period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
If (x) the Company issues additional Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On August 9, 2021, the Company consummated its IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 Private Warrants which is discussed in Note 4, at a price of $1.00 in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock and one-half
of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. In connection with the IPO, the Company issued 200,000 Representative Shares for nominal consideration.
On August 18, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 492,480 Units, generating aggregate gross proceeds of $4,924,800. Simultaneously with the exercise of the underwriters’ over-allotment option, the Sponsor of the Company purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 , and the Company issued an additional 9,850 Representative Shares for nominal consideration. The exercise of this over-allotment meant that 123,120 Founder Shares were no longer subject to forfeiture.
Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares, and $494,991 of other cash offering costs.
Following the closing of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (“Trust Account”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Gladstone Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Gladstone Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on January 14, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2021 relates to the Company’s formation and preparation for the IPO. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
For the three months ended June 30, 2021, we had a net loss of $0.
For the six months ended June 30, 2021, we had a net loss of $688 relating to formation costs.

Liquidity and Capital Resources
As of June 30, 2021, the Company had $12,347 of cash in its operating bank account and a working capital deficit of $441,006.
The Company’s liquidity needs up to June 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 to the financial statements) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $240,000 (see Note 5 to the financial statements). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5 to the financial statements). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
On August 9, 2021, the Company consummated its IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 4 to the financial statements, at a price of $1.00 in a private placement to the Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 8 to the financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, the Sponsor of the Company purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 8 to the financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representative Shares for nominal consideration.
Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs.
After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, the Company had $2,023,122 in its operating bank account, and working capital of $1,475,504.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 5, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5 to the financial statements). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its IPO filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 9, 2021 the Company consummated the IPO of 10,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.
On August 9, 2021, in connection with the IPO and the issuance and sale of the Units, the Company consummated (i) the private placement of 4,200,000 Private Warrants to Gladstone Sponsor, LLC, the Sponsor, each exercisable to purchase one share of Common Stock at $11.50 per share, subject to adjustment, at a price of $1.00 per Private Warrant, generating total proceeds of $4,200,000 and (ii) the private placement to EF Hutton, division of Benchmark Investments, LLC (the “Underwriter”), of 200,000 Representative Shares for nominal consideration.
Of the proceeds the Company received from the IPO and the sale of the Private Warrants, $102.0 million, or $10.20 per share of Common Stock issued in the IPO, was deposited into a trust account, which except for limited situations, will be available to the Company only upon the consummation of a Business Combination within the time period described in the Registration Statement. If a Business Combination is not so consummated, the trust account, less amounts the Company is permitted to withdraw from interest earned on the funds in the trust account as described in the Registration Statement, will be distributed solely to holders of Class A Common Stock (subject to our obligations under Delaware law to provide for claims of creditors).
Subsequently, on August 10, 2021, the Underwriter exercised its over-allotment option in part, and the closing of the issuance and sale of an additional 492,480 Units at a purchase price of $10.00 per Unit, an additional 98,496 Private Warrants at a purchase price of $1.00 per Private Warrant and an additional 9,850 Representative Shares for nominal consideration occurred on August 18, 2021. The $5,023,296 total gross proceeds of such issuances were placed in a trust account established for the benefit of the Company’s public stockholders, and added to the net proceeds from the IPO and certain of the proceeds from the sale of the Private Warrants and Representative Shares at the IPO.
Upon closing of the over-allotment in part, there was an aggregate of approximately $107,023,296, or $10.20 per issued and outstanding Unit, in the trust account.
We paid transaction costs related to the IPO and partial over-allotment exercise of $6,265,859, consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs. The proceeds of the sale of the Units and the Private Warrants in the IPO, including pursuant to the partial exercise of the over-allotment option, not held in the trust account or used for offering expenses, will be used for working capital purposes.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Acquisition Corporation

Date: September 17, 2021	By:	/s/ Michael Malesardi
Michael Malesardi

Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 17, 2021	By:	/s/ David Gladstone
David Gladstone

Chief Executive Officer, President, Chief Investment Officer and Chairman (Principal Executive Officer)