Form 10-Q
period 2021-09-30
Gladstone Acquisition Corp
filed 2021-11-15
CIK 1843248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 15, 2021, there were
 10,702,330 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	2
	Condensed Statements of Operations for the three months ended September 30, 2021 and the period from January 14, 2021 (inception) to September 30, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) to September 30, 2021 (unaudited)	4
	Condensed Statement of Cash Flows for the period from January 14, 2021 (inception) to September 30, 2021 (unaudited)	5
	Notes to the Condensed Financial Statements (unaudited)	6

GLADSTONE ACQUISITION CORP.
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021
Assets
Cash	$1,089,377
Prepaid expenses	438,014

Total Current Assets	1,527,391
Prepaid expenses – non-current portion	141,919
Cash held in trust account	107,023,929

Total Assets	$108,693,239

Liabilities and Stockholders’ Deficit
Accrued offering costs and expenses	$276,243
Due to related party	18,710

Total Current Liabilities	294,953

Deferred underwriting discount	3,672,368

Total Liabilities	3,967,321

Commitments
Class A Common Stock subject to possible redemption, 10,492,480 shares at redemption value of $10.20 per share	107,023,296
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 issued and outstanding (excluding 10,492,480 shares subject to redemption)	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 issued and outstanding	263
Additional paid-in capital	—
Accumulated deficit	(2,297,662)

Total Stockholders’ Deficit	(2,297,378)

Total Liabilities and Stockholders’ Deficit	$108,693,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended September 30, 2021	For the period from January 14, 2021 (inception) to September 30, 2021
Formation and operating costs	$354,965	$355,653

Loss from operations	(354,965)	(355,653)

Other Income
Interest earned from Trust Account	633	633

Total other income	633	633
Net loss	$(354,332)	$(355,020)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	5,996,403	2,215,539

Basic and diluted net loss per share, Class A redeemable shares	$(0.04)	$(0.07)

Basic and diluted weighted average shares outstanding, non-redeemable shares	2,678,812	2,566,067

Basic and diluted net loss per non-redeemable share	$(0.04)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(688)	(688)

Balance as of March 31, 2021	—	—	2,875,000	288	24,712	(688)	24,312
Net loss	—	—	—	—	—	—	—

Balance as of June 30, 2021	—	—	2,875,000	288	24,712	(688)	24,312

Subsequent measurement of Class A Common Stock subject to possible redemption, to redemption value (Notes 1 and 2)	—	—	—	—	(155,854)	(1,942,642)	(2,098,496)
Sale of Private Placement Warrants in connection with Initial Public Offering and Over-allotment	—	—	—	—	4,298,496	—	4,298,496
Issuance of Representative Shares in connection with Initial Public Offering and Over-allotment	209,850	21	—	—	2,098,479	—	2,098,500
Deferred Underwriters’ discount for Initial Public Offering and Over-allotment	—	—	—	—	(3,672,368)	—	(3,672,368)
Other Offering costs	—	—	—	—	(2,593,490)	—	(2,593,490)
Class B Common Stock forfeited	—	—	(251,880)	(25)	25	—	—
Net loss	—	—	—	—	—	(354,332)	(354,332)

Balance as of September 30, 2021	209,850	$21	2,623,120	$263	$—	$(2,297,662)	$(2,297,378)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net loss	$(355,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(633)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(579,933)
Increase in due to related party	18,710
Increase in accrued offering costs and expenses	195,946

Net cash used in operating activities	(720,930)

Cash flows from investing activities:
Investment of cash in trust account	(107,023,296)

Net cash used in investing activities	(107,023,296)

Cash flows from financing activities:
Proceeds from initial public offering	104,924,800
Proceeds from private placement	4,298,496
Proceeds from sale of common stock to Sponsor	25,000
Proceeds from issuance of promissory note to related party	390,000
Payment of promissory note to related party	(390,000)
Payment of deferred offering costs	(414,693)

Net cash provided by financing activities	108,833,603

Net change in cash	1,089,377
Cash, beginning of the period, January 14, 2021 (inception)	—

Cash, end of period	$1,089,377

Supplemental Disclosure of Non-Cash Activities:
Initial value of Class A Common Stock subject to redemption	$100,757,438

Deferred underwriters discount payable	$3,672,368
Subsequent measurement of Class A Common stock subject to possible redemption, to redemption value	$6,265,858
Issuance of Representative Shares	$2,098,500

Accrued deferred offering cost	$80,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 —  Organization and Business Operations
Gladstone Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (a “Business Combination”). While the Company may pursue an initial Business Combination target in any business or industry, the Company intends to focus its search on the farming and agricultural sectors, including farming related operations and businesses that support the farming industry, where the management team has extensive experience.
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
The Company’s sponsor is Gladstone Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).
As described further in Note 6, on January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the “Class B Common Stock”). Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represent 20% of the Company’s issued and outstanding stock after the Company’s initial public offering (the “IPO”).
The registration statement for the Company’s IPO was declared effective on August 4, 2021 (the “Effective Date”). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which is discussed in Note 4, and the sale of 4,200,000 warrants (the “Private Warrants”) which is discussed in Note 5, at a price of
$1.00
per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value
$0.0001 per share (the “Class A Common Stock”) and
one-half
of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800.
Simultaneously with the exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 98,496
Private Warrants, generating aggregate gross proceeds of
$98,496.
On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 shares.
As payment for services, the underwriters received 209,850 shares of Class A Common Stock worth approximately $10.00 per share (the “Representative Shares”). Transaction costs related to the IPO and partial over-allotment exercise amounted to
$6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and
$494,991 of other cash offering costs, which were charged to equity.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete an initial Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80%
of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).
Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a trust account (the “Trust Account”) and will be invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public stock in connection with an initial Business Combination or to redeem 100% of its public stock if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is
unable to complete its initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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
The Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least
$5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.
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
Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15%
of the shares sold in the IPO, without the Company’s prior consent. The Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.
If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law.
The Company’s Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B Common Stock held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $1,089,377 of cash in its operating bank account and working capital of $1,232,438.
The Company’s liquidity needs up to
August 9, 202
1
had been satisfied through a payment from the Sponsor of $25,000
(see Note 6) for the Class B Common Stock to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of
$300,000
(see Note 6). In addition, to finance transaction costs in connection with a Business Combination, Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures in connection with travel to and from the offices, farms or similar locations of prospective target businesses or their representatives or owners, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty
.
Note 2 — Restatement of Previously Issued Financial Statements
The Company previously issued a balance sheet dated August 9, 2021 in Form
8-K’s
that were filed on August 13, 2021 and August 19, 2021. In those previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least
$5,000,001.
Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the Business Combination and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the
$5,000,000 threshold as “shares not subject to redemption.”
However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial Business Combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the overall impacts were material to the previously presented financial statements. The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such, the Company is restating its previously issued balance sheet dated August 9, 2021 in this Quarterly Report.
Impact of the R
estatement
The impact to the balance sheet as of August 9, 2021 is presented below:

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of August 9, 2021
Class A C ommon S tock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.20 per share	$100,023,152	$7,000,144	$107,023,296
Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value	—	—	—
Class A C ommon S tock - $0.0001 par value	88	(68)	20
Class B C ommon S tock - $0.0001 par value	288	—	288
Additional paid-in capital	5,057,410	(5,057,410)	—
Accumulated deficit	(57,785)	(1,942,666)	(2,000,451)

Total Stockholders’ Equity (Deficit)	$5,000,001	$(7,000,144)	$(2,000,143)

Shares of Class A Common Stock subject to possible redemption	9,806,191	686,289	10,492,480

Note 3 —  Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus, which contains the initial audited financial statements and notes thereto for the period from January 14, 2021 (inception) to March 31, 2021, as filed with the SEC on August 6, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,089,377 in cash and no cash equivalents as of September 30, 2021.
Cash Held in Trust Account
As of September 30, 2021, the Company had $107,023,929 in cash held in the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.
Offering Costs Associated with Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $6,265,859 and were charged to stockholders’ (deficit) upon the completion of the IPO.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their
short-term nature.
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021,
 10,492,480
shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
The Representative Shares are not redeemable, and are therefore included in stockholders’ equity.
Warrant Instruments
The Company accounts for warrants issued in connection with the IPO
and
the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Under that provision, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholder’s equity on the balance sheet. As of September 30, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.
Net Loss Per Common Share
The Company applies the
two-class
method in calculating earnings per share. Net loss per share of common stock is computed by dividing the pro rata net loss between the redeemable shares of Class A Common Stock and the non-redeemable
shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are
exercisable for 9,544,736

shares of Class A Common Stock in the aggregate. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

	For the Three Months ended September 30, 2021	For the period from January 14, 2021 (inception) to September 30, 2021
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A C ommon S tock subject to possible redemption	$(244,918)	$(164,497)
Denominator:
Weighted Average Redeemable shares of Class A C ommon S tock, Basic and Diluted	5,996,403	2,215,539

Basic and Diluted net loss per share, Redeemable Class A common stock	$(0.04)	$(0.07)

Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B C ommon S tock not subject to redemption	$(109,414)	$(190,523)
Denominator:
Weighted Average Non-Redeemable Class A and Class B C ommon S tock, Basic and Diluted	2,678,812	2,566,067

Basic and diluted net loss per share, Non-Redeemable common stock	$(0.04)	$(0.07)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 14, 2021 (inception) through September 30, 2021.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be immaterial for the period ending September 30, 2021.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) 2020-06, Debt
— Debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40) (“ASU 2020-06”) to
simplify accounting for certain financial instruments.
ASU 2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
ASU 2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted method
for all convertible instruments.
ASU 2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU 2020-06 would
have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement
s
.
Note 4 — Initial Public Offering
On August 9, 2021, the Company consummated its IPO of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of Class A Common Stock and one-half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each whole Public Warrant will become exercisable the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
On August 18, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 492,480 over-allotment Units, generating an aggregate of gross proceeds of $4,924,800. The IPO and over-allotment generated total gross proceeds of $107,023,296.
As payment for services, the underwriters received 209,850
Representative Shares worth approximately
$10.00 per share.
Note 5 — Private Placement
Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 4,200,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $4,200,000. Simultaneously with the exercise of the underwriters’
over-allotment option, the Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. The Private Warrants are identical to the
Public Warrants
sold in the IPO except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) may not (including the shares of Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination,
and
(ii
) are entitled to registration rights.

The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its Class B Common Stock (as defined below) and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its Class B Common Stock and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem
100
%
of the Company’s public shares if the Company has not consummated an initial Business Combination within
18
months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
Business Combination activity; (iii) waive its rights to liquidating distributions from the Trust Account with respect to its Class B Common Stock if the Company fails to complete its initial Business Combination within
18
months from the closing of the IPO, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any Class B Common Stock and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the Company’s initial Business Combination.
Note 6 — Related Party Transactions
Class B Common Stock
On January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up
to 375,000
shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represent
s
20%
of the Company’s issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120
shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880
shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120.
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Class B Common Stock until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A Common Stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the
“lock-up”).
Notwithstanding the foregoing, if (1) the closing price of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Class B Common Stock will be released from the lock-up.
Promissory Note — Related Party
The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company repaid the Note on September 2, 2021.
Working Capital Loans
In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee
Commencing on August
4, 2021, which was the date of the final prospectus, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, $18,710 has been accrued and recorded as due to
a
related party for administrative services for August 2021 and September 2021.
Note 7 — Commitments and Contingencies
Registration Rights
The holders of the Class B Common Stock, Representative Shares and Private Warrants (including securities contained therein), including warrants that may be issued upon conversion of Working Capital Loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Warrants and any shares of Class A Common Stock and warrants (and underlying Class A Common Stock) that may be issued upon conversion of the warrants issued as part of the Working Capital Loans and Class A Common Stock issuable upon conversion of the Class B Common Stock, are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the Class B Common Stock, only after conversion to our Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company bears the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units. On September 23, 2021 the over-allotment option expired and the remainder of the 1,007,520 Units available were forfeited.
The underwriters are entitled to a deferred underwriting discount of $0.35 per unit, or $3,672,368 in the aggregate, which is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Representative’s Class A Common Stock
In connection with the consummation of the IPO, the Company issued the Representative Shares
(
200,000
shares of Class A Common Stock) to EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters in the IPO, for nominal consideration. In connection with the underwriters’ partial exercise of their over-allotment option, an additional
9,850
Representative Shares were issued for total outstanding Representative Shares of
209,850.
The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account as described in more detail in the final prospectus) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account as described in more detail in the final prospectus). The Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.

Note 8 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there was no preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 209,850 shares of Class A Common Stock issued and outstanding, excluding the 10,492,480 shares of Class A Common Stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of September 30, 2021, there were 2,623,120 shares of Class B

Common Stock issued and outstanding.
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
The Class B Common Stock will automatically convert into Class A Common Stock at the time of the consummation of the initial Business Combination at a ratio such that the number of Class A Common Stock issuable upon conversion of all Class B Common Stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (a) the total number of all shares of Class A Common Stock issued and outstanding (including any shares of Class A Common Stock issued pursuant to the underwriter’s over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding the Representative Shares and any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into Class A Common Stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Class B Common Stock issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A Common Stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B Common Stock shall never be less than the initial conversion ratio. In no event will the Class B Common Stock convert into Class A Common Stock at a rate of less than one-to-one.

Public
W
arrants
— As of September 30, 2021 there were 5,246,240
Public Warrants
outstanding. The Public Warrants become exercisable on the later of (a) the completion of an
initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.
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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Public Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
If (x) the Company issues additional Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Class B Common Stock held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on January 14, 2021 for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
For the three months ended September 30, 2021, we had a net loss of $354,965, which was primarily related to formation and operating costs.
For the period from January 14, 2021 (inception) to September 30, 2021, we had a net loss of $355,653 which was primarily related to formation and operating costs.
The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generated non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO of $633. The Company has selected December 31 as its fiscal year end.

Liquidity and Capital Resources
The Company’s liquidity needs up to August 9, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6 to the financial statements) for the Class B Common Stock to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $390,000 (see Note 6 to the financial statements). In addition, to finance transaction costs in connection with a Business Combination, Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 6 to the financial statements). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
On August 9, 2021, the Company consummated its IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 4 to the financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 5 to the financial statements, at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 4 to the financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, the Sponsor of the Company purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 5 to the financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representative Shares for nominal consideration.
Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs.
After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, the Company had $2,023,122 in its operating bank account, and working capital of $1,475,504. As of September 30, 2021, the Company had $1,089,377 of cash in its operating bank account and working capital of $1,232,438.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures in connection with travel to and from the offices, farms or similar locations of prospective target businesses or their representatives or owners, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination or our liquidation.

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
Common Stock Subject to Possible Redemption
We account for our shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.
Warrant Instruments
The Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging”. Under that provision, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholder’s equity on the balance sheet. As of September 30, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.
Net Loss Per Common Share
The Company applies the two-class method in calculating earnings per share. Net loss per share of common stock is computed by dividing the pro rata net loss between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”
Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our internal control over financial reporting did not result in the proper classification of all redeemable public shares as temporary equity within our previously issued audited balance sheet, as of August 9, 2021 (the “August Balance Sheet”), filed with the SEC in Form 8-Ks on August 13, 2021 and August 19, 2021. Historically, a portion of our public shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. In light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares and determined that our public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required to complete our initial Business Combination.
Therefore, in consultation with the audit committee of our board of directors, on November 15, 2021, we concluded that our previously issued August Balance Sheet should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, we have restated the August Balance Sheet in this Quarterly Report, as described in Note 2 of the notes to the financial statements included herein.
Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

Remediation Plan
Following the identification of the material weakness described above with respect to the accounting treatment of our public shares, our principal executive officer and principal financial and accounting officer begin working to implement additional accounting and financial analyses related to the classification of our Public Shares as temporary equity versus permanent equity, including consulting with subject matter experts. We are in the process of evaluating whether additional remediation measures should be implemented with respect to such material weakness.
As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our IPO filed with the SEC on August 6, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 9, 2021 the Company consummated the IPO of 10,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.
On August 9, 2021, in connection with the IPO and the issuance and sale of the Units, the Company consummated (i) the private placement of 4,200,000 Private Warrants to the Sponsor, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, subject to adjustment, at a price of $1.00 per Private Warrant, generating total proceeds of $4,200,000 and (ii) the private placement to EF Hutton, division of Benchmark Investments, LLC (the “Underwriter”), of 200,000 shares of Class A Common Stock (the Representative Shares) for nominal consideration. The issuances of the Private Warrants and the Representative Shares were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Of the proceeds the Company received from the IPO and the sale of the Private Warrants, $102.0 million, or $10.20 per share of Class A Common Stock issued in the IPO, was deposited into the Trust Account, which except for limited situations, will be available to the Company only upon the consummation of a Business Combination within the time period described in the Registration Statement. If a Business Combination is not so consummated, the Trust Account, less amounts the Company is permitted to withdraw from interest earned on the funds in the Trust Account as described in the Registration Statement, will be distributed solely to holders of Class A Common Stock (subject to our obligations under Delaware law to provide for claims of creditors).
Subsequently, on August 18, 2021, the Underwriter partially exercised its over-allotment option in part, and the closing of the issuance and sale of an additional 492,480 Units at a purchase price of $10.00 per Unit. In connection with this partial over-allotment option exercise, the Company issued an additional 98,496 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant and an additional 9,850 Representative Shares to the Underwriter for nominal consideration, also on August 18, 2021. The $5,023,296 total gross proceeds of such issuances were placed in a Trust Account established for the benefit of the Company’s public stockholders and added to the net proceeds from the IPO and certain of the proceeds from the sale of the Private Warrants and Representative Shares at the IPO. The issuances of the Private Warrants and the Representative Shares issued in connection with the partial over-allotment option exercise were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Upon closing of the partial over-allotment option exercise, there was an aggregate of approximately $107,023,296, or $10.20 per issued and outstanding Unit, in the Trust Account.
We paid transaction costs related to the IPO, including the partial over-allotment option exercise, of $6,265,859, consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs. The proceeds of the sale of the Units and the Private Warrants in the IPO, including pursuant to the partial exercise of the over-allotment option, not held in the Trust Account or used for offering expenses, were reserved for working capital purposes.
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

Gladstone Acquisition Corporation

Date: November 15, 2021	By:	/s/ Michael Malesardi
Michael Malesardi

Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 15, 2021	By:	/s/ David Gladstone
David Gladstone

Chief Executive Officer, President, Chief Investment Officer and Chairman (Principal Executive Officer)