Form 10-K
period 2021-12-31
Gladstone Acquisition Corp
filed 2022-03-29
CIK 1843248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40707

Gladstone Acquisition Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	86-1458374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 Westbranch Drive, Suite 100, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 287-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	GLEEU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	GLEE	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GLEEW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2021 (the most recently completed second fiscal quarter) is not applicable as the registrant completed its initial public offering on August 9, 2021.

As of March 18, 2022, there were 10,702,330 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents incorporated by reference: None

Auditor Firm Id:	688	Auditor Name:	Marcum LLP	Auditor Location:	Houston, TX, USA

i

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K (“Form 10-K” or "Annual Report"), and the documents that are incorporated by reference herein, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Ligation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, our strategic plans and objectives, cost management, liquidity, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, the impact of public health measures, such as the ongoing global pandemic of a novel strain of the coronavirus (“COVID-19”), and other matters. The words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking and not all forward-looking statements contain these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements in this Annual Report may include, for example, statements about:

•
our ability to select an appropriate target business or businesses in our target industry or otherwise;
•
our ability to complete our Initial Business Combination (as defined herein);
•
our expectations around the performance of a prospective target business or businesses;
•
the ability of our officers and directors to generate a number of potential business combination opportunities;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;
•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;
•
our potential ability to obtain additional financing to complete our Initial Business Combination;
•
our pool of prospective target businesses;
•
our ability to consummate an Initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;
•
our public securities' potential liquidity and trading;
•
the lack of a market for our securities;
•
the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•
the trust account not being subject to claims of third parties;
•
our financial performance; or,
•
the other risks and uncertainties discussed in "Risk Factors" and elsewhere in this Annual Report.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors.’’ Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 23 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the Securities and Exchange Commission ("the SEC") for a more detailed discussion of the principal risks (as well as certain other risks and uncertainties) that you should carefully consider before deciding to invest in our securities.

•
Although we fully intend to effect our Initial Business Combination with a company in the United States, if we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
•
We may not be able to complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account (as defined herein) as described in more detail in this Annual Report), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
•
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
•
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.
•
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•
Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
•
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
•
We identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.
•
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A Common Stock (as defined herein) and could entrench management.
•
We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.
•
The Nasdaq Stock Market LLC ("Nasdaq") may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

•
If we seek stockholder approval of our Initial Business Combination, our Initial Stockholders and management team have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.
•
You will not have any rights or interests in funds from the Trust Account (as defined herein), except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.
•
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

PART I

Item 1. Business.

Our Company

Gladstone Acquisition Corporation (which we refer to as "we", "us" or the "Company") is a blank check company that was incorporated in January 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our "Initial Business Combination."

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and we intend to capitalize on the ability of our management team to identify and acquire a business, focusing on farming and agricultural sectors, including farming related operations and businesses that support the farming industry, where our management team has extensive experience.

We are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO, described below. To date, our efforts have been limited to organizational activities and activities related to our initial public offering as well as the search for a prospective business combination target.

The Company's sponsor is Gladstone Sponsor, LLC, a Delaware limited liability company (the "Sponsor").

Capitalization, Initial Public Offering and Initial Business Combination

As described further in the Notes to the Company's financial statements contained in this Annual Report, on January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the "Class B Common Stock" or "founder shares".) Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock would represent 20% of the Company's issued and outstanding stock after the Company's IPO.

A registration statement for the Company's IPO was declared effective on August 4, 2021 (the "Effective Date"). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a "Unit" and collectively, the "Units") at $10.00 per Unit and the sale of 4,200,000 warrants (the "Private Warrants") at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock" or "public shares") and one-half of one redeemable warrant (the "Public Warrants"). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800.

Simultaneously with the exercise of the underwriters' over-allotment option, the Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. On September 18, 2021 the underwriters' over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 shares.

As payment for services, the underwriters received 209,850 shares of Class A Common Stock worth approximately $10.00 per share (the "Representative Shares"). Transaction costs related to the IPO and partial over-allotment exercise amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs, which were allocated among Class A Common Stock subject to possible redemption, the Public Warrants and Private Warrants, and stockholders' deficit.

We have broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that we will be able to complete an Initial Business Combination successfully. We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including a portion of the proceeds of the sale of the Private Warrants, was deposited in a trust account (the "Trust Account") which is being invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company's Initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company's amended and restated certificate of incorporation to (i) modify the substance or timing of the Company's obligation to provide for the redemption of its public stock in connection with an Initial Business Combination or to redeem 100% of its public stock if the Company does not complete its Initial Business Combination within 18 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders' rights or pre-Initial Business Combination activity, and (c) the redemption of the Company's public shares if the Company is unable to complete its Initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

The Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company’s Class A Common Stock are not a “penny share” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Initial Business Combination and the Company does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company's prior consent. The Sponsor, officers and directors (the "Initial Stockholders") have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company's obligation to provide for the redemption of its public shares in connection with an Initial Business Combination or to redeem 100% of the public shares if the Company does not complete its Initial Business Combination within 18 months from the closing of the IPO (the "Combination Period") or (b) with respect to any other material provisions relating to stockholders' rights or pre-Initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

If the Company is unable to complete its Initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company's obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law.

The Company's Initial Stockholders, as well as holders of Representative Shares, agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B Common Stock and Class A Common Stock, respectively, held by them if the Company fails to complete its Initial Business Combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.

Our Management Team

Our management team is led by David Gladstone, our Chief Executive Officer, President and Chief Investment Officer, Terry Brubaker, our Chief Operating Officer, Michael Malesardi, our Chief Financial Officer and Treasurer, Michael LiCalsi, our General Counsel and Secretary, Bill Frisbie, our Executive Vice President of East Coast Operations and Bill Reiman, our Executive Vice President of West Coast Operations.

Mr. Gladstone has been our Chief Executive Officer, President, Chief Investment Officer and Director since January 2021. Mr. Gladstone has been serving as the Chairman and Chief Executive Officer of Gladstone Land Corporation (Nasdaq: LAND), Gladstone Capital Corporation (Nasdaq: GLAD), Gladstone Investment Corporation (Nasdaq: GAIN) and Gladstone Commercial Corporation (Nasdaq: GOOD) (collectively, the "Existing Gladstone Funds") since the inception of The Gladstone Companies in 2001. Prior to founding The Gladstone Companies, Mr. Gladstone served as either chairman or vice chairman of the board of directors of American Capital Strategies, Ltd. (Nasdaq: ACAS), a publicly traded leveraged buyout fund and mezzanine debt finance company, from 1997 to 2001. From 1974 to 1997, Mr. Gladstone held various positions, including chairman and chief executive officer, with Allied Capital Corporation (NYSE: ALD), Allied Capital Corporation II, Allied Capital Lending Corporation and Allied Capital Advisors, Inc., a registered investment adviser that managed the Allied companies. The Allied companies were the largest group of publicly traded mezzanine debt funds in the United States and were managers of two private venture capital limited partnerships and a private real estate investment trust (“REIT”). From 1991 to 1997, Mr. Gladstone served either as chairman of the board of directors or president of Allied Capital Commercial Corporation, a publicly traded REIT that invested in real estate loans to small and medium-sized businesses, managed by Allied Capital Advisors, Inc. He managed the growth of Allied Capital Commercial from no assets at the time of its initial public offering to $385 million in assets at the time it merged into Allied Capital Corporation in 1997. From 1992 to 1997, Mr. Gladstone served as a director, president and chief executive officer of Business Mortgage Investors, a privately held mortgage REIT managed by Allied Capital Advisors, which invested in real estate loans to small and medium-sized businesses. Mr. Gladstone is also a past director of Capital Automotive REIT, a real estate investment trust that purchases and net leases real estate to automobile dealerships. Mr. Gladstone served as a director of The Riggs National Corporation (the parent of Riggs Bank) from 1993 to May 1997 and of Riggs Bank from 1991 to 1993. He served as a trustee of the George Washington University and currently is trustee emeritus. He is a past member of the Listings and Hearings Committee of the National Association of Securities Dealers, Inc. Mr. Gladstone was the founder and managing member of The Capital Investors, LLC, a group of angel investors, and is currently a member emeritus. Mr. Gladstone holds an MBA from the Harvard Business School, an MA from American University and a BA from the University of Virginia. Mr. Gladstone has co-authored two books on financing for small and medium-sized businesses, Venture Capital Handbook and Venture Capital Investing.

Mr. Malesardi has been our Chief Financial Officer since January 2021. Mr. Malesardi has been serving as the Chief Financial Officer and Treasurer of The Gladstone Companies, Inc. and its subsidiaries, Gladstone Management Corporation and Gladstone Administration, LLC, since he joined in July 2018 on an interim basis and since September 2018 on a permanent basis. He started his career with Price Waterhouse in 1982 in Washington, DC and Calgary, Alberta, rising to Audit Senior Manager. From 1992 to 2015 he served in financial leadership roles of several public and private companies including Presidio Networked Solutions, AES, OmniSky, PSINet and Watson Wyatt. From 2015 to 2016 he served as Senior Vice President of Human Resources and Chief Ethics Officer of NVR. From 2016 to 2018 he provided financial consulting services to several public companies. A CPA licensed in the Commonwealth of Virginia, Mr. Malesardi is a graduate of Washington and Lee University with a B.S. in Business Administration and Accounting.

Mr. Brubaker has been our Chief Operating Officer since January 2021 and as a member of our board of directors since August 2021. Mr. Brubaker served as: (1) Vice Chairman of Gladstone Capital, Gladstone Investment, Gladstone Commercial Corporation and Gladstone Land Corporation since 2004, 2005, 2004 and 2007, respectively; (2) Chief Operating Officer of Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Commercial Corporation and Gladstone Land Corporation since 2001, 2005, 2003 and 2007, respectively; and (3) Assistant Secretary of Gladstone Capital Corporation and Gladstone Investment Corporation since October 2012. In addition, Mr. Brubaker has served as the Vice Chairman, Chief Operating Officer and a Director of Gladstone Management Corporation since 2006. He also served as President of Gladstone Management Corporation from inception through February 2006, when he assumed duties of Vice Chairman. Mr. Brubaker has also served as Chief Operating Officer of Gladstone Administration, LLC since its inception in 2005. In March 1999, Mr. Brubaker founded and, until May 1, 2003, served as Chairman of Heads Up Systems, a company providing processing industries with leading edge technology. From 1996 to 1999, Mr. Brubaker served as Vice President of the paper group for the American Forest & Paper Association. From 1992 to 1995, Mr. Brubaker served as President of Interstate Resources, a pulp and paper company. From 1991 to 1992, Mr. Brubaker served as President of IRI, a radiation measurement equipment manufacturer. From 1981 to 1991, Mr. Brubaker held several management positions at James River Corporation, a forest and paper company, including Vice President of Strategic Planning from 1981 to 1982, Group Vice President of the Groveton Group and Premium Printing Papers from 1982 to 1990 and Vice President of Human Resources Development in 1991. From 1976 to 1981, Mr. Brubaker was Strategic Planning Manager and Marketing Manager of White Papers at Boise Cascade. Previously, Mr. Brubaker was a Senior Engagement Manager at McKinsey & Company from 1972 to 1976. Prior to 1972, Mr. Brubaker was a U.S. Navy Fighter Pilot. Mr. Brubaker holds an MBA from the Harvard Business School and a BSE from Princeton University.

Mr. LiCalsi has been our General Counsel and Secretary since January 2021. Additionally, Mr. LiCalsi Mr. LiCalsi has served in a variety of roles at the Gladstone family of affiliated companies since 2009. He has served: (1) on the board of directors of The Gladstone Companies, Inc. during 2020 and as General Counsel and Secretary since 2009; (2) as Executive Vice President of Administration of Gladstone Management Corporation since 2020 and General Counsel and Secretary since 2009; (3) as President of Gladstone Administration, LLC since 2013 and as its General Counsel and Secretary since 2009; and (4) as General Counsel of Gladstone Capital Corporation (Nasdaq: GLAD), Gladstone Investment Corporation (Nasdaq: GAIN), Gladstone Commercial Corporation (Nasdaq: GOOD), and Gladstone Land Corporation (Nasdaq: LAND) since October 2009 and as Secretary since October 2012. Mr. LiCalsi also serves in several capacities for Gladstone Securities, LLC, serving as a member of its board of managers since 2010, a managing principal since 2011, and Chief Legal Officer and Secretary since 2010. A graduate of the George Mason University School of Law, where he served as Editor-in-Chief of the George Mason Law Review from 2004 to 2005. Mr. LiCalsi is currently a member of the Virginia State Bar and District of Columbia Bar. Before joining the Gladstone Companies, Mr. LiCalsi served as an Associate Attorney in the Washington, D.C. office of Baker Botts L.L.P., a multinational law firm. From 1996 to 2004, Mr. LiCalsi held various positions at TD Waterhouse Investor Services, Inc. (currently TD Ameritrade, Inc.), including those of regional and national vice president. Prior to his tenure in the financial services industry, Mr. LiCalsi graduated from Rutgers College, with a BA in History.

Mr. Frisbie has been our Executive Vice President of East Coast Operations since January 2021. Mr. Frisbie has been serving as the Executive Vice President of East Coast Operations of Gladstone Land Corporation, a fund managed by The Gladstone Companies, since October 2020, joining the team in 2006 and is responsible for sourcing and executing farmland acquisitions in the Eastern United States, as well as managing the long-term leases and capital improvements of those properties. Mr. Frisbie received his MBA from the Darden School of Business at the University of Virginia in 2006 and his BA in Biology from the University of Virginia in 1999. Mr. Frisbie is a former Chairman of the NCREIF Farmland Index and is an Associate Candidate for the Accredited Land Consultant designation.

Mr. Reiman has been our Executive Vice President of West Coast Operations since January 2021. Mr. Reiman has been serving as the Executive Vice President of West Coast Operations of Gladstone Land Corporation, a fund managed by The Gladstone Companies, since October 2020, joining the team as a Managing Director in August 2013 and focuses on the acquisition of agricultural land and facilities in the Western United States, as well as managing the long-term leases of those properties. Prior to joining the Company, Mr. Reiman built and managed a $25 million strawberry and raspberry farming operation in Oxnard, CA. Mr. Reiman is also the past Chairman of the Board of the California Strawberry Commission and a past Chairman of the Ventura County Agriculture Association. Mr. Reiman has a BS from the University of California at Davis in Agricultural Science and Management.

Business Opportunity Overview

Our business strategy is to identify and complete our Initial Business Combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process is expected to leverage our management team’s relationship network and unique farming, agricultural, asset management and real estate industry expertise to provide us with a multitude of business combination opportunities. Our management team has extensive experience:

•
founding and managing public companies;
•
underwriting middle market private companies, agricultural and commercial real estate and conducting extensive due diligence on the management teams, cash flows, financial statements and risk ratings of potential acquisition targets;
•
acquiring, owning, leasing and managing farmland and farm-related real estate and businesses;
•
establishing and implementing various investment strategies;
•
capitalizing on deep relationships with agricultural real estate brokers and corporate and independent farmers throughout farming communities in the United States and with leading private equity firms,
•
investment banking firms and other financial intermediaries who have various portfolio investments that are potential acquisition candidates, as well as expansive contacts with management teams of middle market private companies;
•
developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
•
sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;
•
partnering with industry-leading companies to increase sales and improve the competitive position of those companies; and
•
accessing the public and private equity and debt capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Competitive Advantages

Industry Experience

Our management team consists of experienced deal makers, operators, and investors. Our Chief Executive Officer, President and Chief Investment Officer, David Gladstone, has over 40 years of experience operating a public company and managing, operating and taking public a company in the farming and agricultural industry. In 2001, Mr. Gladstone founded the Gladstone Companies, a family of investment funds that provide financing to and acquire lower middle market companies and acquire commercial real estate and farmland nationwide. Mr. Gladstone has a successful track record of underwriting agricultural real estate and conducting extensive due diligence on the management teams, cash flows, financial statements and risk ratings of target businesses. Mr. Gladstone currently serves as Chairman and Chief Executive Officer of Gladstone Land Corporation (Nasdaq: LAND), a natural resource REIT focused on acquiring, owning and leasing farmland, Gladstone Capital Corporation (Nasdaq: GLAD), a business development company (“BDC”) that partners with management teams, entrepreneurs and private equity sponsors to provide financing solutions for lower middle market companies throughout the United States of America, Gladstone Investment Corporation (Nasdaq: GAIN), a BDC that invests in debt and equity securities of lower middle market private businesses operating in the U.S. in connection with management buyouts, recapitalization or, to a lesser extent, refinancing of existing debt facilities and Gladstone Commercial Corporation (Nasdaq: GOOD), a REIT focused on acquiring, owning, and managing primarily office and industrial properties.

Our Chief Operating Officer, Terry Brubaker, has significant public and private company management experience, including service on numerous boards of directors. In addition, Mr. Brubaker has served on the investment committees of each of the Existing Gladstone Funds since their respective inceptions.

Our Chief Financial Officer and Treasurer, Michael Malesardi, has extensive experience in financial leadership, buy and sell M&A, capital markets, technical accounting and financial reporting, SEC filing, treasury operations and internal controls. He has previously led two companies through their initial public offerings. Mr. Malesardi has over 20 years of experience serving in accounting and financial leadership roles of several public and private companies and is a licensed CPA.

Mr. LiCalsi has over 15 years of directly transferable legal experience managing numerous public and private securities offerings as well as all SEC filings and regulatory disclosure obligations for the Existing Gladstone Funds.

Mr. Frisbie and Mr. Reiman afford us extensive experience and valuable insight in various farming and agricultural markets throughout the United States. Collectively, they have over 40 years of farm management and farming operations related experience along with significant relationships within farming communities throughout the United States.

Established Deal Sourcing Network

We believe the strong track record of our management team will provide access to quality Initial Business Combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, middle market private companies, private equity and venture capital funds, investment bankers, industry professionals, attorneys and accountants. We actively cultivate our relationships with major investment banking firms and other financial intermediaries and believe our repeated and consistent dealings with these firms over a long period of time have led to our being one of the first parties considered for potential investment ideas and have enhanced our ability to obtain financing on more favorable terms.

Demonstrated Investment Track Record

We have a demonstrated record of generating attractive risk-adjusted returns across our asset management business. We believe that the investment returns we have generated for investors the Existing Gladstone Funds over many years across a broad and expanding range of alternative asset classes and through a variety of economic conditions and cycles of the equity and debt capital markets are a key reason why we have been able to consistently grow the Existing Gladstone Funds.

Status as a Publicly Listed Acquisition Company

We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe can be less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete our IPO, as well as general market conditions that could prevent our IPO from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. This can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong and Stable Financial Position with Flexibility

With funds in the Trust Account of $107,028,738 as of December 31, 2021, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Industry Opportunity

While we may acquire a business in any industry, our focus is in the farming and agricultural sectors, including farming operations and businesses that support the farming industry. We believe that our target industry is attractive for a number of reasons:

Increasing global demand for natural foods has continued to lead to both steady and significant increases in agricultural businesses and farmland values across the majority of the U.S. in recent years. According to the U.S. Department of Agriculture (the “USDA”), average per acre values of U.S. cropland have doubled over the past decade. We believe domestic and global population growth is also a major driver behind the overall increased value and demand for farmland. According to the United Nations, global population is expected to grow by 36% between 2012 and 2050. We believe that population growth and the rising demand for natural foods will result in a strong increase in demand for agricultural businesses and farmland over the long-term.

In addition, as global demand for natural foods continues, we believe that certain segments, including the organic varieties, will continue to drive crop and farmland values. Notably, from 1980 through 2019, the Fresh Fruits & Vegetables segment of the food category increased by 327%, from 81.8 to 349.5, which is 1.6x greater than the increase in the overall Annual Food CPI over the same period. Moreover, based on certain estimates, we generally believe that average revenue, income and capitalization rates from fruits and vegetables significantly outpace those from traditional commodity crops. Similarly, as the demand for these natural foods continues, we expect a corresponding demand for those businesses related to these food products and the farming communities, including but not limited to facilities and business related to cooling, packing, processing and storing such foods.

We also believe that the farming and agricultural sectors in the United States continue to be fragmented with significant opportunity. According to the USDA, in 2018 there were estimated to be over $2.7 trillion in farming operations in the United States and according to the USDA’s 2017 Census of Agriculture approximately 84% of farms are owned by families rather than institutions, with approximately 62% of farm operators being over 55 years old (with an average age of 58) and 40% of farm acreage is leased and operated by non-owners. Through our experience, we believe this is also an industry with fewer financing and capitalization options or limited access to such options. As a result, we see increasing opportunity in the United States farming and agricultural sectors, including farming operations and businesses that support the farming industry.

Acquisition Criteria

We have identified the following criteria that we believe are important in evaluating candidates for our Initial Business Combination:

Profitable Companies with Operating Stability. We will generally seek to acquire businesses that have demonstrated operational stability with consistent historical growth in their financial results, and which are expected to continue to do so for the foreseeable future. We may pursue businesses with owners who would be interested in receiving cash for their business, that could require us to use a significant portion of the cash held in our Trust Account to pay for our Initial Business Combination. If that is the case, we might not have a significant amount of cash available from the Trust Account to invest in growth efforts. In such instances, we would seek to ensure that the target company can sustain its own operations and growth without a significant influx of capital.

Unrealized Potential for Stockholder Value Creation. We will seek target businesses that are both initially attractive investment candidates and that possess the potential for ongoing stockholder value creation in the long term. Examples of post-acquisition value creating activities include operational improvements in increasing operating efficiency and reducing costs and improvements in marketing, production and distribution. Other examples include value created through add-on acquisitions or divestitures, or by lowering the cost of capital by opening up new sources of debt or equity financing. In addition, our ability to outsource certain management functions, including finance, legal and accounting functions, and allocate the cost of those functions across other Gladstone funds affords us the opportunity to drastically reduce various overhead and operating costs. We also have the ability to take advantage of our real estate experience and market knowledge allowing us to dispose of or finance certain real estate assets in a cost-effective manner.

Enterprise Value. We intend to focus on companies with valuations between $200 million and $600 million, as such companies generally have proven business models and offer long-term work adjustment return potential.

Committed and Capable Management Team. We will generally seek to acquire a business with a professional management team whose interest are aligned with those of our investors. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team by recruiting additional talent through our network of contacts or outsourcing certain roles to Gladstone Management or Gladstone Administration where appropriate.

Benefit from Being a Publicly Traded Company. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our board of directors will make the determination as to the fair market value of our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We have until November 9, 2022 (which is 15 months from the closing of the initial public offering) to consummate an Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 15 months, we will, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by an additional three months to February 9, 2023 (for a total of 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public stockholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company in order to extend the time available for us to consummate our Initial Business Combination for an additional three months, our Sponsor or its affiliates or designees must deposit into the Trust Account $1,049,248 ($0.10 per share of Class A Common Stock subject to possible redemption) on or prior to the date of the deadline. We will only be able to extend the period of time to consummate a business combination by an additional three months. We will issue a press release announcing any extension, at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our Initial Business Combination, but our Sponsor will not be obligated to extend such time.

We anticipate structuring our Initial Business Combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the Initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the Initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an Initial Business Combination with a business that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a business that is affiliated with our Sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that our Initial Business Combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own shares of our common stock and/or Private Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. We expect that if an opportunity is presented to one of our officers or directors in his or her capacity as an officer or director of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our officers and directors currently have fiduciary or contractual obligations, please refer to “Management—Conflicts of Interest.” Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the farming and agricultural sectors, including farming related operations and businesses that support the farming industry, and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and public company experience with farming and agricultural related companies and bring additional relationships that further broaden our industry network. In addition, management of the Existing Gladstone Funds is made aware of potential investment opportunities in the ordinary course of business. If they become aware of investment opportunities that they ultimately decided not to pursue for the Existing Gladstone Funds, but that would be suitable for our Initial Business Combination, we expect that they will make our management team aware of such opportunities.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors directly or indirectly own shares of Class B Common Stock and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an Initial Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an Initial Business Combination with us.

Furthermore, once a proposed Initial Business Combination is completed, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the IPO, as well as general market conditions, which could delay or prevent the IPO from occurring or could have negative valuation consequences. Following an Initial Business Combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed Initial Business Combination, negatively.

Financial Position

With funds available for an Initial Business Combination initially in the amount of approximately $107.0 million, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Initial Business Combination using cash from the proceeds held in the Trust Account from our IPO and the sale of the Private Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Class A Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we can acquire with the net proceeds of our IPO and the sale of the Private Warrants, and may as a result be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our Initial Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated Initial Business Combination except as set forth herein. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our Initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an Initial Business Combination candidate.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. The fair market value of our Initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an Initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in our IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our Initial Business Combination.

To the extent we effect our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an Initial Business Combination in a single industry. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following an Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

•	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Initial Stockholders, directors, officers, advisors or their affiliates may purchase public shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. There is no limit on the number of shares our Initial Stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or Public Warrants in such transactions prior to completion of our Initial Business Combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination, whether or not such stockholder has already submitted a proxy with respect to our Initial Business Combination. Our Sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares of Class B Common Stock and Class A Common Stock held by them in connection with the completion of our Initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares of Class A Common Stock upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an Initial Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Initial Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Initial Business Combination.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the Initial Business Combination when a quorum is present are voted in favor of the Initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and pursuant to the letter agreements, our Sponsor, officers and directors have agreed to vote any shares of Class B Common Stock held by them and any shares of Class A Common Stock acquired during or after our IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Stockholders’ Class B Common Stock, we would need 513,712, or 4.8%, of the 10,702,330 public shares outstanding to be voted in favor of an Initial Business Combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our Initial Business Combination approved (assuming that the Initial Stockholders do not purchase any Units or shares in the after-market after the date of this Annual Report). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. For example, the proposed Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with an Initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the Initial Business Combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the Initial Business Combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed Initial Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Initial Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Initial Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Initial Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Initial Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Initial Business Combination is not completed, we may continue to try to complete an Initial Business Combination with a different target until 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account).

Extension of Time to Complete Business Combination

We have until 15 months from the closing of our IPO to consummate an Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 15 months, we will, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public stockholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our Initial Business Combination for an additional three months, our Sponsor or its affiliates or designees must deposit into the Trust Account $1,049,248 ($0.10 per share of Class A Common Stock subject to possible redemption) on or prior to the date of the deadline. We will only be able to extend the period of time to consummate a business combination by an additional three months. We will issue a press release announcing any extension, at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our Initial Business Combination, but our Sponsor will not be obligated to extend such time.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders

(including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our Initial Business Combination within the 15-month time period (or 18 month time period, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account).

Our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any shares of Class B Common Stock held by them if we fail to complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). However, if our Sponsor, officers or directors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account).

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,650,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,650,000 from the proceeds of our IPO and the sale of the Private Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our IPO expenses exceed our estimate of $550,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the IPO expenses are less than our estimate of $550,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month (or 18th month, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 15 months from the closing of our IPO (or 18 months from the closing of our

IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Our Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the completion of our Initial Business Combination. These provisions cannot be amended without the approval of the holders of at least 65% of our common stock. Our Initial Stockholders (excluding holders of the representative shares), will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

If we are unable to complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

•

Prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination;

•

Although we do not intend to enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an Initial Business Combination is fair to our company from a financial point of view;

•

If a stockholder vote on our Initial Business Combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about our Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

•

So long as we obtain and maintain a listing for our securities on Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination;

•

If our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares; and

•	We will not effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Facilities

Our executive offices are located at 1521 Westbranch Drive, Suite 100, McLean, Virginia 22102 and our telephone number is (703) 287-5800. Our executive offices are provided to us by The Gladstone Companies, Inc., the parent of our Sponsor. We have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have six officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our Units, Class A Common Stock and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statements requirements may limit the pool of potential targets we may conduct an Initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information as an investor and/or prospective investor in our securities. The risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impact our business operations. If any of these risks occur, our business prospects, financial condition or results of operations could suffer, the market price of our capital stock could decline and you could lose all or part of your investment in our capital stock. All references in this section to "Class A Common Stock" refer to our Class A common stock, par value $0.0001 per share and all references to "Class B Common Stock" refer to our Class B common stock, par value $0.0001 per share.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our Initial Business Combination unless the Initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law or the rules of Nasdaq, the decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our public shares do not approve of the Initial Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination, our Initial Stockholders and management team have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Our Initial Stockholders own approximately 19.69% of our outstanding common stock following the completion of our IPO. Our Initial Stockholders and management team also may from time to time purchase Class A Common Stock prior to our Initial Business Combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an Initial Business Combination, such Initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our Initial Stockholders’ founder shares, we would need 4,039,606, or 38.5%, of the 10,492,480 public shares sold in our IPO to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved (assuming all outstanding shares are voted and the 209,850 representative shares are voted in favor of the transaction). Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by our Initial Stockholders and management team to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock results in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of Class B Common Stock at the time of our Initial Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an Initial Business Combination. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account.

If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate, or you are able to sell your shares in the open market.

The requirement that we complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination by August 9, 2022 (which is 15 months from the closing of our IPO (or February 9, 2023, which is 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). Consequently, such target business may have leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, if the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, executive officers and their affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See "Permitted Purchases of our Securities” for a description of how our Sponsor, directors, executive officers or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A Common Stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”(as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are a number of target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Initial Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our IPO not being held in the Trust Account are insufficient to allow us to operate for at least 15 months following the closing of our IPO (or 18 months following the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.

Of the net proceeds of our IPO, only $2,023,122 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least 15 months following our IPO (or 18 months following our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We may fund offering expenses in excess of our previous estimate with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments; and
•
restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:
•
registration as an investment company with the SEC;
•
adoption of a specific form of corporate structure; and
•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account); and (iii) absent an Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the private placement of warrants provided us with approximately $107.0 million that we may use to complete our Initial Business Combination (before taking into account the $3,672,368 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•
solely dependent upon the performance of a single business, property or asset, or
•
dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may issue our shares to investors in connection with our Initial Business Combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our Initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.20 per share or a price which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations. In addition, we are subject to tax laws and regulations enacted by national, regional and local governments, those laws and regulations and their interpretation and application may also change from time to time and those changes or our failure to comply with any applicable laws or regulations, as interpreted or applied, could have a material adverse impact on our business, including our ability to negotiate and complete our Initial Business Combination, investments and results of operations. See “An investment in our IPO may result in uncertain or adverse U.S. federal income tax consequences” for further discussion on tax matters.

Risks Relating to Our Securities

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month from the closing of our IPO (or 18th month from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Common Stock or certain exemptions are available.

If the issuance of the Class A Common Stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A Common Stock included in the Units.

We are not registering the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination and to maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order.

If the shares of Class A Common Stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the Units.

If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our IPO.

If you exercise your Public Warrants on a “cashless basis,” you will receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our Initial Stockholders (including the holders of representative shares) and holders of our Private Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our Initial Stockholders and their permitted transferees can demand that we register the shares of Class A Common Stock into which founder shares are convertible, holders of our Private Warrants and their permitted transferees can demand that we register the Private Warrants and the Class A Common Stock issuable upon exercise of the Private Warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A Common Stock issuable upon conversion of such warrants, and holders of the representative shares may demand that we register such representative shares. The registration rights will be exercisable with respect to the founder shares and the Private Warrants and the Class A Common Stock issuable upon exercise of such Private Warrants.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the shares of common stock owned by our Initial Stockholders, holders of our Private Warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective Initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an Initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established expertise in the farming and agricultural sectors, including farming operations and businesses that support the farming industry. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

Although we intend to focus on identifying businesses in farming and agricultural sectors, including farming related operations and businesses that support the farming industry, where our management team has extensive experience, we will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our us from a financial point of view.

We are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

We may issue additional shares of Class A Common Stock or shares of preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A Common Stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our IPO, there was 189,297,670 and 17,376,880 authorized but unissued shares of Class A Common Stock and Class B Common Stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B Common Stock. The Class B Common Stock is automatically convertible into Class A Common Stock upon the consummation of our Initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-Initial Business Combination activity). We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of the consummation of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or (ii) vote on any Initial Business Combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common stock or shares of preferred stock:

•
may significantly dilute the equity interest of investors in our securities;
•
may subordinate the rights of holders of Class A Common Stock if shares of preferred stock are issued with rights senior to those afforded our Class A Common Stock;
•
could cause a change in control if a substantial number of shares of Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•
may adversely affect prevailing market prices for our Units, Class A Common Stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our Initial Stockholders will receive additional shares of Class A Common Stock if we issue certain shares to consummate an Initial Business Combination.

The founder shares will automatically convert into shares of Class A Common Stock upon the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with our Initial Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (excluding the representative shares and the Private Warrants and underlying securities), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Initial Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the Initial Business Combination and any Private Warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the Initial Stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our Initial Business Combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we expect to meet the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and,
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units are and eventually our Class A Common Stock and warrants will be listed on Nasdaq, our Units, Class A Common Stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our Initial Business Combination.

The representative may have a conflict of interest if they render services to us in connection with our Initial Business Combination.

We may elect to engage EF Hutton, division of Benchmark Investments, LLC (who is the representative of the underwriters of our IPO) to assist us in connection with our Initial Business Combination. The representative shares held by the representative and its designees of the representative will also be worthless if we do not consummate an Initial Business Combination. Therefore, if the representative provides services to us in connection with our Initial Business Combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the Private Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the Private Warrants and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable and we have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends are likely to continue into the future.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of our public shares if we are unable to complete an Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Subsequent to our completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Initial Business Combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our IPO as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account(whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per share and the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Neither The Gladstone Companies nor any of their affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect we may benefit from The Gladstone Companies and their affiliates’ networks of relationships and processes for sourcing and evaluating potential acquisition targets, neither it nor any of its affiliates has any legal or contractual obligation to seek on our behalf or present to us investment opportunities that might be suitable for our business, and they may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with The Gladstone Companies or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Moreover, even if The Gladstone Companies or one of its affiliates refers an opportunity to us, there can be no assurance that such an opportunity will result in an acquisition agreement or a business combination.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit any period of time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations to other entities and clients of other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations to other entities or to clients of The Gladstone Companies or other affiliates of our Sponsor pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In the event we seek to complete our Initial Business Combination with a company that is affiliated with, or which there is a fiduciary, contractual or other obligation by, our Sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that the consideration to be paid by us in the Initial Business Combination is fair to our company from a financial point of view. Any such entity may co-invest with us in the target business at the time of our Initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Our certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation without violating another legal obligation.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our Initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities or clients of entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Investing Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our choosing to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of the consideration to be paid by us in a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may engage our underwriter or one of its respective affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an Initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us including, for example, in connection with the sourcing and consummation of an Initial Business Combination.

We may engage our underwriter or one of its respective affiliates to provide additional services to us after our IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation, subject to certain restrictions. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an Initial Business Combination. The underwriter’s or its respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an Initial Business Combination.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to public shares they may acquire during or after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

In January 2021 our Sponsor paid $25,000 in exchange for 2,875,000 founder shares, subsequently reduced to 2,623,120 following the expiration of the overallotment period. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued.

The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 11,500,000 Units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares (excluding the representative shares and the Private Warrants and underlying securities) after our IPO. Up to 375,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment was exercised; 251,880 shares were actually forfeited. The founder shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor purchased an aggregate of 4,298,496 Private Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, at a price of $1.00 per warrant, or $4,298,496, that will also be worthless if we do not complete our Initial Business Combination. These personal and financial interests of our executive officers, directors and members of our Sponsor may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the 15th month anniversary of the closing of our IPO (or 18th month anniversary from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) nears, which is the deadline for our completion of an Initial Business Combination.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and will have no operations prior to our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our Initial Business Combination. No member of our management team has had significant management experience with special purpose acquisition companies in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.

We identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in our amended Quarterly Report on Form 10-Q for the third quarter, notwithstanding the advice on the specific matter also obtained from professional third parties, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of redeemable public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were ineffective as of December 31, 2021, as further described in Item 9A, Controls and Procedures—Changes in Internal Control over Financial Reporting. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A Common Stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors ogoing concernr to facilitate the fair presentation of our consolidated financial statements.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have until November 9, 2022 to consummate an Initial Business Combination (or February 9, 2023 if we exercise our option to extend the date). It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern", management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•
default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•
our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•
our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•
our inability to pay dividends on our Class A Common Stock;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such Initial Business Combination, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders collectively beneficially own approximately 19.69% of our common stock and may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without stockholder approval.

Each of the agreements related to our IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreements among us and our Initial Stockholders, Sponsor, officers and directors; the registration rights agreement among us and our Initial Stockholders; the Private Warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreements and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, Private Warrants and other securities held by our Initial Stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such Initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our Initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own approximately 19.69% of our issued and outstanding common stock as of February 28, 2022. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchased any Units in our IPO or if our Initial Stockholders purchase any additional Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Initial Stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our Initial Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our shares of Class A Common Stock and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 5,246,240 shares of our Class A Common Stock as part of the Units issued in our IPO and, simultaneously with the closing of our IPO and the partial exercise of the overallotment option, we issued in a private placement an aggregate of 4,298,496 Private Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, at a price of $1.00 per warrant, or $4,298,496. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A Common Stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

Unlike most blank check companies, if

•
we issue additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at a Newly Issued Price of less than $9.20 per share;
•
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

There is currently a limited market for our securities and a market for our securities may not develop further or at all, which would adversely affect the liquidity and price of our securities.

There is currently a limited market for our securities. Stockholders therefore have limited access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units, their treatment for U.S. federal income tax purposes is uncertain, and the allocation an investor makes with respect to the purchase price of a unit between the share of Class A Common Stock and the one-half of one redeemable warrant included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. In addition, if we are determined to be a personal holding company for U.S. federal income tax purposes, our taxable income would be subjected to an additional 20% federal income tax, which would reduce the net after-tax amount of interest income earned on the funds placed in our Trust Account. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units we issued in our IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares suspend the running of a U.S. holder’s holding period for purposes of determining whether (i) any gain or loss realized by such holder on the sale or exchange of Class A Common Stock is long-term capital gain or loss, (ii) any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes and (iii) any dividend we pay would be eligible for the corporate dividends-received deduction. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an Initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine except for, as to each of through (4) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Global economic, political and market conditions may adversely affect our business and our ability an attractive target business with which to consummate our initial business combination.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect global economic, political and market conditions and our ability to attract target businesses with which to consummate our initial business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, and could cause the market value of our securities to decline. These market and economic disruptions could also negatively impact our ability to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing coronavirus (COVID-19) pandemic.

A continued or resurgence of COVID-19 outbreaks and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning new variants and their severity and the actions to contain COVID-19 variants or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern change or continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Although we fully intend to effect our Initial Business Combination with a company in the United States, if we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

Although we fully intend to effect our Initial Business Combination with a company in the United States, if we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Initial Business Combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•
costs and difficulties inherent in managing cross-border business operations;

•
rules and regulations regarding currency redemption;
•
complex corporate withholding taxes on individuals;
•
laws governing the manner in which future business combinations may be effected;
•
exchange listing and/or delisting requirements;
•
tariffs and trade barriers;
•
regulations related to customs and import/export matters;
•
local or regional economic policies and market conditions;
•
unexpected changes in regulatory requirements;
•
challenges in managing and staffing international operations;
•
longer payment cycles;
•
tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•
currency fluctuations and exchange controls;
•
rates of inflation;
•
challenges in collecting accounts receivable;
•
cultural and language differences;
•
employment regulations;
•
underdeveloped or unpredictable legal or regulatory systems;
•
corruption;
•
protection of intellectual property;
•
social unrest, crime, strikes, riots and civil disturbances;
•
regime changes and political upheaval;
•
terrorist attacks and wars; and
•
deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such Initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 1521 Westbranch Drive, Suite 100, McLean, Virginia 22102. The Company pays the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Public Warrant, are traded on Nasdaq under the symbol "GLEEU". Our Class A Common Stock is traded on Nasdaq under the symbol "GLEE", and our redeemable Public Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50, are traded on Nasdaq under the symbol "GLEEW".

(b) Holders

As of February 28, 2022, there were two holders of of our Class A Common Stock, two holders of record of our warrants and one holder of record of our Units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None

(e) Performance Graph

Not applicable.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 14, 2021 for the purpose of effecting an Initial Business Combination. We intend to effectuate our Initial Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for our IPO and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 14, 2021 (inception) through December 31, 2021, we had a net loss of $663,517, which primarily consisted of formation and operating costs of $759,636, partially offset by interest earned from the Trust Account of $5,442 and a change in fair value of overallotment liability of $90,677.

Liquidity and Capital Resources

Our liquidity needs up to August 9, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5 to the financial statements) for the Class B Common Stock to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5 to the financial statements). In addition, to finance transaction costs in connection with an Initial Business Combination, Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (see Note 5 to the financial statements). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 4 to the financial statements, at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 3 to the financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 4 to the financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representative Shares for nominal consideration.

Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs.

After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, we had $2,023,122 in our operating bank account, and working capital of $1,475,504. As of December 31, 2021, we had $769,484 of cash in our operating bank account and working capital of $931,264. We will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures in connection with travel to and from the offices, farms or similar locations of prospective target businesses or their representatives or owners, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

We have until November 9, 2022 to consummate an Initial Business Combination (or February 9, 2023 if we exercise our option to extend the date). It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern", management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 9, 2022 (or February 9, 2023, if extended).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Offering Costs Associated with Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, "Expenses of Offering." Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $6,265,859 and were allocated among Class A Common Stock subject to possible redemption, the Public Warrants and Private Warrants, and stockholders' deficit upon the completion of the IPO.

Common Stock Subject to Possible Redemption

We account for our shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. Our shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Warrant Instruments

We account for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging.” Under that provision, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholder’s deficit on the balance sheet. As of December 31, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net loss per share of common stock is computed by dividing the pro rata net loss between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company in years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

During the quarter ended September 30, 2021, our internal control over financial reporting did not result in the proper classification of all redeemable public shares as temporary equity within our previously issued audited balance sheet, as of August 9, 2021 (the “August Balance Sheet”), filed with the SEC in Form 8-Ks on August 13, 2021 and August 19, 2021. Historically, a portion of our public shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that we will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001. In light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares and determined that our public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required to complete our Initial Business Combination.

Therefore, in consultation with the audit committee of our board of directors, on November 15, 2021 we concluded that our previously issued Balance Sheet dated as of August 9, 2021 filed in a Form 8-K should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, we restated the August 9, 2021 Balance Sheet contained in our Form 10-Q filed for the quarter ended September 30, 2021, as described in Note 2 of the notes to the financial statements included therein.

Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Annual Report fairly present, in all material respects, our balance sheet, statement of operations, statement of changes in stockholders' deficit and statement of cash flows as of and for the periods presented.

Remediation Plan

Following the identification of the material weakness described above with respect to the accounting treatment of our public shares, our principal executive officer and principal financial and accounting officer began working to implement additional accounting and financial analyses related to the classification of our Public Shares as temporary equity versus permanent equity, including consulting with subject matter experts. We believe that the the additional controls that have been implemented with respect to the review of equity transactions will result in remediation of such material weakness with the passage of time.

As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Officers and Directors

As of the date of this Annual Report, our directors and executive officers are as follows:

Name	Age	Position
David Gladstone	79	Chief Executive Officer, President, Chief Investment Officer and Director
Michael J. Malesardi	61	Chief Financial Officer
Terry L. Brubaker	78	Chief Operating Officer and Director
Michael LiCalsi	51	General Counsel & Secretary
Bill Frisbie	45	Executive Vice President of East Coast Operations
Bill Reiman	52	Executive Vice President of West Coast Operations
Paul W. Adelgren	79	Director
Michela A. English	72	Director
John H. Outland	76	Director
Anthony W. Parker	76	Director
Walter H. Wilkinson, Jr.	76	Director

David Gladstone has been our Chief Executive Officer, President, Chief Investment Officer and Director since January 2021. Mr. Gladstone has been serving as the Chairman and Chief Executive Officer of Gladstone Land Corporation (Nasdaq: LAND), Gladstone Capital Corporation (Nasdaq: GLAD), Gladstone Investment Corporation (Nasdaq: GAIN) and Gladstone Commercial Corporation (Nasdaq: GOOD) since the inception of The Gladstone Companies in 2001. Prior to founding The Gladstone Companies, Mr. Gladstone served as either chairman or vice chairman of the board of directors of American Capital Strategies, Ltd. (Nasdaq: ACAS), a publicly traded leveraged buyout fund and mezzanine debt finance company, from 1997 to 2001. From 1974 to 1997, Mr. Gladstone held various positions, including chairman and chief executive officer, with Allied Capital Corporation (NYSE: ALD), Allied Capital Corporation II, Allied Capital Lending Corporation and Allied Capital Advisors, Inc., a registered investment adviser that managed the Allied companies. The Allied companies were the largest group of publicly traded mezzanine debt funds in the United States and were managers of two private venture capital limited partnerships and a private real estate investment trust (“REIT”). From 1991 to 1997, Mr. Gladstone served either as chairman of the board of directors or president of Allied Capital Commercial Corporation, a publicly traded REIT that invested in real estate loans to small and medium-sized businesses, managed by Allied Capital Advisors, Inc. He managed the growth of Allied Capital Commercial from no assets at the time of its initial public offering to $385 million in assets at the time it merged into Allied Capital Corporation in 1997. From 1992 to 1997, Mr. Gladstone served as a director, president and chief executive officer of Business Mortgage Investors, a privately held mortgage REIT managed by Allied Capital Advisors, which invested in real estate loans to small and medium-sized businesses. Mr. Gladstone is also a past director of Capital Automotive REIT, a real estate investment trust that purchases and net leases real estate to automobile dealerships. Mr. Gladstone served as a director of The Riggs National Corporation (the parent of Riggs Bank) from 1993 to May 1997 and of Riggs Bank from 1991 to 1993. He served as a trustee of the George Washington University and currently is trustee emeritus. He is a past member of the Listings and Hearings Committee of the National Association of Securities Dealers, Inc. Mr. Gladstone was the founder and managing member of The Capital Investors, LLC, a group of angel investors, and is currently a member emeritus. Mr. Gladstone holds an MBA from the Harvard Business School, an MA from American University and a BA from the University of Virginia. Mr. Gladstone has co-authored two books on financing for small and medium-sized businesses,Venture Capital Handbook and Venture Capital Investing.

Michael J. Malesardi has been our Chief Financial Officer since January 2021. Mr. Malesardi has been serving as the Chief Financial Officer and Treasurer of The Gladstone Companies, Inc. and its subsidiaries, Gladstone Management Corporation and Gladstone Administration, LLC since he joined in July 2018 on an interim basis and since September 2018 on a permanent basis. He started his career with Price Waterhouse in 1982 in Washington, DC and Calgary, Alberta, rising to Audit Senior Manager. From 1992 to 2015 he served in financial leadership roles of several public and private companies including Presidio Networked Solutions, AES, OmniSky, PSINet and Watson Wyatt. From 2015 to 2016 he served as Senior Vice President of Human Resources and Chief Ethics Officer of NVR. From 2016 to 2018 he provided financial consulting services to several public companies. A CPA licensed in the Commonwealth of Virginia, Mr. Malesardi is a graduate of Washington and Lee University with a B.S. in Business Administration and Accounting.

Terry L. Brubaker has been our Chief Operating Officer since January 2021 and has served as a member of our board of directors since August 2021. Mr. Brubaker served as: (1) Vice Chairman of Gladstone Capital, Gladstone Investment, Gladstone Commercial Corporation and Gladstone Land Corporation since 2004, 2005, 2004 and 2007, respectively; (2) Chief Operating Officer of Gladstone Capital Corporation, Gladstone Investment Corporation, Gladstone Commercial Corporation and Gladstone Land Corporation since 2001, 2005, 2003 and 2007, respectively; and (3) Assistant Secretary of Gladstone Capital Corporation and Gladstone Investment Corporation since October 2012. In addition, Mr. Brubaker has served as the Vice Chairman, Chief Operating Officer and a Director of Gladstone Management Corporation since 2006. He also served as President of Gladstone Management Corporation from inception through February 2006, when he assumed duties of Vice Chairman. Mr. Brubaker has also served as Chief Operating Officer of Gladstone Administration, LLC since its inception in 2005. In March 1999, Mr. Brubaker founded and, until May 1, 2003, served as Chairman of Heads Up Systems, a company providing processing industries with leading edge technology. From 1996 to 1999, Mr. Brubaker served as Vice President of the paper group for the American Forest & Paper Association. From 1992 to 1995, Mr. Brubaker served as President of Interstate Resources, a pulp and paper company. From 1991 to 1992, Mr. Brubaker served as President of IRI, a radiation measurement equipment manufacturer. From 1981 to 1991, Mr. Brubaker held several management positions at James River Corporation, a forest and paper company, including Vice President of Strategic Planning from 1981 to 1982, Group Vice President of the Groveton Group and Premium Printing Papers from 1982 to 1990 and Vice President of Human Resources Development in 1991. From 1976 to 1981, Mr. Brubaker was Strategic Planning Manager and Marketing Manager of White Papers at Boise Cascade. Previously, Mr. Brubaker was a Senior Engagement Manager at McKinsey & Company from 1972 to 1976. Prior to 1972, Mr. Brubaker was a U.S. Navy Fighter Pilot. Mr. Brubaker holds an MBA from the Harvard Business School and a BSE from Princeton University.

Michael LiCalsi has been our General Counsel and Secretary since January 2021. Additionally, Mr. LiCalsi Mr. LiCalsi has served in a variety of roles at the Gladstone family of affiliated companies since 2009. He has served: (1) on the board of directors of The Gladstone Companies, Inc. during 2020 and as General Counsel and Secretary since 2009; (2) as Executive Vice President of Administration of Gladstone Management Corporation since 2020 and General Counsel and Secretary since 2009; (3) as President of Gladstone Administration, LLC since 2013 and as its General Counsel and Secretary since 2009; and (4) as General Counsel of Gladstone Capital Corporation (Nasdaq: GLAD), Gladstone Investment Corporation (Nasdaq: GAIN), Gladstone Commercial Corporation (Nasdaq: GOOD), and Gladstone Land Corporation (Nasdaq: LAND) since October 2009 and as Secretary since October 2012. Mr. LiCalsi also serves in several capacities for Gladstone Securities, LLC, serving as a member of its board of managers since 2010, a managing principal since 2011, and Chief Legal Officer and Secretary since 2010. A graduate of the George Mason University School of Law, where he served as Editor-in-Chief of the George Mason Law Review from 2004 to 2005. Mr. LiCalsi is currently a member of the Virginia State Bar and District of Columbia Bar. Before joining the Gladstone Companies, Mr. LiCalsi served as an Associate Attorney in the Washington, D.C. office of Baker Botts L.L.P., a multinational law firm. From 1996 to 2004, Mr. LiCalsi held various positions at TD Waterhouse Investor Services, Inc. (currently TD Ameritrade, Inc.), including those of regional and national vice president. Prior to his tenure in the financial services industry, Mr. LiCalsi graduated from Rutgers College, with a BA in History.

Bill Frisbie has been our Executive Vice President of East Coast Operations since January 2021. Mr. Frisbie has been serving as the Executive Vice President of East Coast Operations of Gladstone Land Corporation, a fund managed by The Gladstone Companies, since October 2020, joining the team in 2006 and is responsible for sourcing and executing farmland acquisitions in the Eastern United States, as well as managing the long-term leases and capital improvements of those properties. Mr. Frisbie received his MBA from the Darden School of Business at the University of Virginia in 2006 and his BA in Biology from the University of Virginia in 1999. Mr. Frisbie is a former Chairman of the NCREIF Farmland Index and is an Associate Candidate for the Accredited Land Consultant designation.

Bill Reiman has been our Executive Vice President of West Coast Operations since January 2021. Mr. Reiman has been serving as the Executive Vice President of West Coast Operations of Gladstone Land Corporation, a fund managed by The Gladstone Companies, since October 2020, joining the team as a Managing Director in August 2013 and focuses on the acquisition of agricultural land and facilities in the Western United States, as well as managing the long-term leases of those properties. Prior to joining the Company, Mr. Reiman built and managed a $25 million strawberry and raspberry farming operation in Oxnard, CA. Mr. Reiman is also the past Chairman of the Board of the California Strawberry Commission and a past Chairman of the Ventura County Agriculture Association. Mr. Reiman has a BS from the University of California at Davis in Agricultural Science and Management.

Paul W. Adelgren, one of our directors since August 2021, has been a director of Gladstone Land Corporation since January 2013, a director of Gladstone Capital Corporation since January 2003, a director of Gladstone Investment Corporation since June 2005 and a director of Gladstone Commercial Corporation since August 2003. From 1997 to January 2018, Mr. Adelgren served as the pastor of Missionary Alliance Church. From 1991 to 1997, Mr. Adelgren was pastor of New Life Alliance Church. From 1988 to 1991, Mr. Adelgren was the comptroller, treasurer, and vice president for finance and materials of Williams & Watts, Inc., a logistics management and procurement business located in Fairfield, New Jersey. Prior to Joining Williams & Watts, Mr. Adelgren served in the United States Navy, where he served in a number of capacities, including as the director of the Strategic Submarine Support

Department, SPCC Mechanicsburg, Pennsylvania, as an executive officer at the Naval Supply Center, Charleston, South Carolina and as the director of the Joint Uniform Military Pay System, Navy Finance Center. He is a retired Navy Captain. Mr. Adelgren holds an MBA from Harvard Business School and a BA from the University of Kansas.

Michela A. English, one of our directors since August 2021, has been a director of Gladstone Land Corporation since January 2013, a director of Gladstone Capital Corporation since June 2002, a director of Gladstone Investment Corporation since June 2005 and a director of Gladstone Commercial Corporation since August 2003. Ms. English is currently a private investor and serves as a strategic advisor to companies and nonprofit organizations. Ms. English has served as a director of Fight for Children, a non-profit charitable organization focused on providing high quality education and health care services to underserved youth in Washington, D.C., since January 2017, and Ms. English served as President and Chief Executive Officer of Fight for Children from June 2006 to December 2016. From March 1996 to March 2004, Ms. English held several positions with Discovery Communications, Inc., including president of Discovery Consumer Products, president of Discovery Enterprises Worldwide and president of Discovery.com. From 1991 to 1996, Ms. English served as senior vice president of the National Geographic Society and was a member of the National Geographic Society’s Board of Trustees and Education Foundation Board. Prior to 1991, Ms. English served as vice president, corporate planning and business development for Marriott Corporation and as a senior engagement manager for McKinsey & Company. Ms. English currently serves as a director of the Hershey Trust Company and the Milton Hershey School, as a director of the Educational Testing Service (ETS), as a director of D.C. Preparatory Academy and a director of the District of Columbia Public Education Fund. Ms. English is an emeritus member of the board of Sweet Briar College. Ms. English holds a Bachelor of Arts in International Affairs from Sweet Briar College and a Master of Public and Private Management degree from the Yale University School of Management.

John H. Outland, one of our directors since August 2021, has been a director of Gladstone Land Corporation since January 2013, a director of Gladstone Capital Corporation since December 2003, a director of Gladstone Investment Corporation since June 2005 and a director of Gladstone Commercial Corporation since December 2003. Mr. Outland has been a private investor since June 2006. From March 2004 to June 2006, he served as vice president of Genworth Financial, Inc. From 2002 to March 2004, Mr. Outland served as a managing director for 1789 Capital Advisors, where he provided market and transaction structure analysis and advice on a consulting basis for multifamily commercial mortgage purchase programs. From 1999 to 2001, Mr. Outland served as vice president of mortgage-backed securities at Financial Guaranty Insurance Company where he was team leader for bond insurance transactions, responsible for sourcing business, coordinating credit, loan files, due diligence and legal review processes, and negotiating structure and business issues. From 1993 to 1999, Mr. Outland was senior vice president for Citicorp Mortgage Securities, Inc., where he securitized non-conforming mortgage products. From 1989 to 1993, Mr. Outland was vice president of real estate and mortgage finance for Nomura Securities International, Inc., where he performed due diligence on and negotiated the financing of commercial mortgage packages in preparation for securitization. Mr. Outland holds an MBA from Harvard Business School and a bachelor’s degree in Chemical Engineering from Georgia Institute of Technology.

Anthony W. Parker, one of our directors since August 2021, has been a director of Gladstone Land Corporation since January 2013, a director of Gladstone Capital Corporation since August 2001, a director of Gladstone Investment Corporation since June 2005 and a director of Gladstone Commercial since August 2003. Mr. Parker founded Parker Tide Corp. in 1997 and has since served as Chairman of the Board. Parker Tide is a government contracting company providing mission critical solutions to the Federal Government. From 1992 to 1996, Mr. Parker was chairman of Capitol Resource Funding, Inc., a commercial finance company. Mr. Parker practiced corporate and tax law for over 15 years – from 1980 to 1983 at Verner, Liipfert, Bernhard & McPherson, and in private practice from 1983 to 1992. From 1973 to 1977, Mr. Parker served as executive assistant to the administrator of the U.S. Small Business Administration. Mr. Parker is also a director of Naval Academy Sailing Foundation, a 501(c)(3) not-for-profit corporation located in Annapolis, Maryland, a director of the Bishop Walker School, a part of the Episcopal diocese of Washington, D.C. and a vice chairman and member of the Board of Visitors, U.S. Naval Academy. Mr. Parker received his J.D. and Masters in Tax Law from Georgetown Law Center and his undergraduate degree from Harvard College.

Walter H. Wilkinson, Jr., one of our directors since August 2021, has served as a director of Gladstone Land Corporation, Gladstone Investment Corporation, Gladstone Capital Corporation and Gladstone Commercial Corporation since October 2014. Mr. Wilkinson is the founder and was a general partner of Kitty Hawk Capital, a venture capital firm established in 1980 and based in Charlotte, North Carolina, from its founding through 2016. He has served on the board of the N.C. State University Foundation and has previously served as Chairman of its Graduate School Advisory Board where he endowed the Wilkinson Research Ethics Fellowship. For many years he served on the board and as chairman of the finance committee of the Ben Craig Center, a business incubator affiliated with the University of N.C. at Charlotte. He is a past member and director of the National Venture Capital Association and is a past member and Chairman of the National Association of Small Business Investment Companies. Mr. Wilkinson was founding Chairman of the Carolinas Chapter of the National Association of Corporate Directors (NACD), and served on its board of directors from 2013 through December 2015, and has been a NACD Leadership Fellow, having completed the NACD’s program for corporate directors and its continuing educational requirements to maintain this level of recognition. Mr. Wilkinson served as a director of R.F. Micro Devices, Inc. (Nasdaq: RFMD) from 1992, serving as its Chairman of its board of directors from July 2008, until its $11 billion merger with Triquint Semiconductor, Inc. (Nasdaq: TQNT) in January 2015 to form QORVO (Nasdaq: QRVO). He served as Lead Independent Director for QORVO from January 2015 until August 2018. Mr. Wilkinson also serves or has served as a director of numerous venture-backed companies, both public and private. Mr. Wilkinson is a graduate of N.C. State University (BS) and the Harvard Graduate School of Business Administration (MBA).

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Paul W. Adelgren and John H. Outland, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Terry L. Brubaker, and Walter H. Wilkinson, Jr., will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of David Gladstone, Michela A. English and Anthony W. Parker, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, the President, one or more Vice Presidents, the Secretary, the Chief Financial Officer, the Treasurer and the Controller and such other offices as may be determined by the board of directors.

Board Meetings

During our 2021 fiscal year, there was one meeting of our board of directors, one meeting of our audit committee and one meeting of our compensation committee. All of our directors attended at least 75% of the meetings held during fiscal year 2021. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Paul W. Adelgren, Michela A. English, John H. Outland, Anthony W. Parker and Walter H. Wilkinson, Jr. are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The independent directors meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Michela A. English and John H. Outland serve as members of our audit committee, and Anthony W. Parker is chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Michela A. English, John H. Outland and Anthony W. Parker meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that all members of the Audit Committee qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Paul W. Adelgren, John H. Outland and Walter H. Wilkinson, Jr. serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Paul W. Adelgren, John H. Outland and Walter H. Wilkinson, Jr. are independent and John H. Outland is chair of the compensation committee.

The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Paul W. Adelgren, John H. Outland and Walter H. Wilkinson, Jr. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code is available to stockholders in the Governance section of our website at ww.GladstoneAcquisition.com. Information contained on our website is not part of this Annual Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our Initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors may become officers or directors of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even prior to us entering into a definitive agreement for our Initial Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our Initial Stockholders have agreed to waive their redemption rights with respect to any shares of Class B Common Stock and any public shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to any shares of Class B Common Stock and held by them if we fail to consummate our Initial Business Combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the shares of Class B Common Stock will not be transferable, assignable by our Sponsor until the earlier to occur of: (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, if the reported last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our Initial Business Combination. With certain limited exceptions, the Private Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until after the completion of our Initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

•

Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our Initial Business Combination. The warrants would be identical to the Private Warrants.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
David Gladstone	The Gladstone Companies, Inc.	Holding company	President and Chief Executive Officer
	Gladstone Land Corporation	Natural resource REIT	Chairman, President and Chief Executive Officer
	Gladstone Commercial Corporation	Commercial real estate REIT	Chairman and Chief Executive Officer
	Gladstone Investment Corporation	Business development company	Chairman and Chief Executive Officer
	Gladstone Capital Corporation	Business development company	Chairman and Chief Executive Officer
	Gladstone Management Corporation	Registered investment advisor	President and Chief Executive Officer
	Gladstone Administration, LLC	Fund administrative service provider	Member
	Gladstone Securities, LLC	Broker-dealer	Manager

Michael Malesardi	The Gladstone Companies, Inc.	Holding company	Chief Financial Officer and Treasurer
	Gladstone Management Corporation	Registered investment advisor	Chief Financial Officer and Treasurer
	Gladstone Administration, LLC	Fund administrative service provider	Chief Financial Officer and Treasurer

Terry L. Brubaker	The Gladstone Companies, Inc.	Holding company	Director
	Gladstone Land Corporation	Natural resource REIT	Vice Chairman and Chief Operating Officer
	Gladstone Commercial Corporation	Commercial real estate REIT	Vice Chairman and Chief Operating Officer
	Gladstone Investment Corporation	Business development company	Vice Chairman, Chief Operating Officer and Assistant Secretary

	Gladstone Capital Corporation	Business development company	Vice Chairman, Chief Operating Officer and Assistant Secretary
	Gladstone Management Corporation	Registered investment advisor	Vice Chairman, Chief Operating Officer and Director
	Gladstone Administration, LLC	Fund administrative service provider	Chief Operating Officer

Michael LiCalsi	The Gladstone Companies, Inc.	Holding company	General Counsel and Secretary
	Gladstone Land Corporation	Natural resource REIT	General Counsel and Secretary
	Gladstone Commercial Corporation	Commercial real estate REIT	General Counsel and Secretary
	Gladstone Investment Corporation	Business development company	General Counsel and Secretary
	Gladstone Capital Corporation	Business development company	General Counsel and Secretary
	Gladstone Management Corporation	Registered investment advisor	General Counsel and Secretary
	Gladstone Administration, LLC	Fund administrative service provider	President
	Gladstone Securities, LLC	Broker-dealer	Manager, Managing Principal, Chief Legal Officer and Secretary

Bill Frisbie	Gladstone Land Corporation	Natural resource REIT	Executive Vice President

Bill Reiman	Gladstone Land Corporation	Natural resource REIT	Executive Vice President

Paul Adelgren	Gladstone Commercial Corporation	Commercial real estate REIT	Director
	Gladstone Investment Corporation	Business development company	Director
	Gladstone Land Corporation	Natural resource REIT	Director
	Gladstone Capital Corporation	Business development company	Director

Michela A. English	Gladstone Commercial Corporation	Commercial real estate REIT	Director
	Gladstone Investment Corporation	Business development company	Director
	Gladstone Land Corporation	Natural resource REIT	Director
	Gladstone Capital Corporation	Business development company	Director
	Fight for Children	Non-profit	Director

John H. Outland	Gladstone Commercial Corporation	Commercial real estate REIT	Director
	Gladstone Investment Corporation	Business development company	Director
	Gladstone Land Corporation	Natural resource REIT	Director
	Gladstone Capital Corporation	Business development company	Director

Anthony W. Parker	Gladstone Commercial Corporation	Commercial real estate REIT	Director
	Gladstone Investment Corporation	Business development company	Director
	Gladstone Land Corporation	Natural resource REIT	Director
	Gladstone Capital Corporation	Business development company	Director
	Parker Tide Corp.	Government contracting company	Chairman
	Naval Academy Sailing Foundation	Non-profit	Director
	Bishop Walker School	Education	Director
	U.S. Naval Academy, Board of Visitors	Federal service academy	Board Member

Walter H. Wilkinson, Jr.	Gladstone Commercial Corporation	Commercial real estate REIT	Director
	Gladstone Investment Corporation	Business development company	Director
	Gladstone Land Corporation	Natural resource REIT	Director
	Gladstone Capital Corporation	Business development company	Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)

Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an Initial Business Combination is fair to our company from a financial point of view.

In the event that we submit our Initial Business Combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any shares of Class B Common Stock held by them and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We also have directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us, other than (i) our non-employee directors who receive an annual cash retainer of $10,000, $1,000 cash payment for each meeting of the board of directors and an additional $1,000 cash payment for each committee meeting attended (if such committee meeting took place on a day other than when the full board of directors met) and (ii) the chairman of each of the audit committee and compensation committee who receive an additional annual cash payment of $3,000 for their additional services in these capacities. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their respective affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our Initial Business Combination.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The following table shows for the fiscal year ended December 31, 2021, certain information with respect to the compensation of all our non-executive directors:

Name	Fees Earned or Paid in Cash	Total
Paul W. Adelgren	$6,110	$6,110
Michela A. English	$7,110	$7,110
Caren D. Merrick*	$7,110	$7,110
John H. Outland	$9,342	$9,342
Anthony W. Parker	$8,342	$8,342
Walter H. Wilkinson, Jr.	$6,110	$6,110

* Ms. Merrick was a director until her resignation on January 8, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units, as the warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Common Stock(1)		Class B Common Stock(2)
Name and Address of Beneficial Owner(2)	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Gladstone Sponsor, LLC	—	—	2,623,120 (3)	100%
David Gladstone	—	—	2,623,120 (3)	100%
Michael Malesardi	—	—	—	—
Terry L. Brubaker	—	—	—	—
Michael LiCalsi	—	—	—	—
Bill Frisbie	—	—	—	—
Bill Reiman	—	—	—	—
Paul W. Adelgren	—	—	—	—
Michela A. English	—	—	—	—
John H. Outland	—	—	—	—
Anthony W. Parker	—	—	—	—
Walter H. Wilkinson, Jr.	—	—	—	—
All executive officers and directors as a group (12 individuals)	—	—	2,623,120	100%
Over 5% Stockholders:
Saba Capital Management, L.P., 405 Lexington Avenue, 58th Floor, New York, New York 10174	597,960 (4)	5.59%	—	—
Lighthouse Investment Partners, LLC 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410	716,061 (5)	6.69%	—	—
Periscope Capital Inc. 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2	550,600 (6)	5.14%	—	—
Shaolin Capital Management LLC 7610 NE 4th Court, Suite 104 Miami FL 33138	550,000 (7)	5.14%	—	—
Weiss Asset Management LP 222 Berkeley St., 16th floor Boston, Massachusetts 02116	650,000 (8)	6.07%	—	—

(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and sole investment power with respect to the shares indicated as beneficially owned. Percentages are determined in accordance with SEC rules and regulations and are based upon 10,702,330 shares of Class A Common Stock and 2,623,120 shares of Class B Common Stock outstanding on February 28, 2022.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1521 Westbranch Drive, Suite 100, McLean, VA 22102.

(3)

Represents 2,623,120 shares of Class B Common Stock of the Company. The Class B Common Stock will automatically convert into shares of our Class A Common Stock on a one-for-one basis, subject to adjustment, at the time of our Initial Business Combination. David Gladstone is the Manager of Gladstone Sponsor, LLC and, accordingly, may be deemed to have beneficial ownership of the shares of Class A Common Stock owned directly thereby.

(4)

Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on February 14, 2022, in which Saba Capital Management, L.P. reported that it and its related entities have shared voting and dispositive power over 597,960 shares of Class A Common Stock.

(5)

Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 14, 2022, in which Lighthouse Investment Partners, LLC reported that it and its related entities have shared voting and dispositive power over 716,061 shares of Class A Common Stock.

(6)

Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 14, 2022, in which Periscope Capital Inc. reported that it has shared voting and dispositive power over 550,600 shares of Class A Common Stock.

(7)

Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 11, 2022, in which Shaolin Capital Management LLC reported that it has sole voting and dispositive power over 550,000 shares of Class A Common Stock.

(8)

Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on January 28, 2022, in which Weiss Asset Management LP reported that it and its related entities have shared voting and dispositive power over 650,000 shares of Class A Common Stock.

Restrictions on Transfers of Class B Common Stock and Private Placement Warrants

The shares of Class B Common Stock, and Private Warrants, and securities contained therein, are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our Sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable see above (i) in the case of the Class B Common Stock (or shares of common stock issuable upon conversion thereof), until the earlier to occur of: (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, if the reported last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our Initial Business Combination except (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of any of our officers, our directors, the Initial Stockholders or members of our Sponsor; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an Initial Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our Initial Business Combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our Initial Business Combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our Sponsor with respect to such securities (including provisions relating to voting, the Trust Account and liquidating distributions).

The Private Warrants, including the underlying shares therein, shall not be transferable until after the completion of our Initial Business Combination, except (i) to our or our Sponsor’s officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our Initial Business Combination, (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, (viii) in the event of our liquidation prior to its consummation of an Initial Business Combination or (ix) in the event that, subsequent to the consummation of an Initial Business Combination, we complete a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A Common Stock for cash, securities or other property in each case (except for clause (vi), (viii) or (ix), or with our prior consent) where the permitted transferee agrees to the terms of the warrant agreement and to be bound by these transfer restrictions.

Our Sponsor, executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

In January 2021, we issued an aggregate of 2,875,000 Class B Common Stock to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. The number of shares of Class B Common Stock issued was determined based on the expectation that such Class B Common Stock would represent 20% of the outstanding shares upon completion of our IPO (excluding the representative shares and the Private Warrants and underlying securities). Up to 375,000 shares of Class B Common Stock held by our Sponsor are subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On September 18, 2021, 251,880 shares of Class B Common Stock were forfeited as a result of the underwriters’ over-allotment option exercise. The shares of Class B Common Stock (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On August 9, 2021, in connection with the IPO and the issuance and sale of the Units, the Company consummated (i) the private placement of 4,200,000 Private Warrants to the Sponsor, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, subject to adjustment, at a price of $1.00 per Private Warrant. There are no redemption rights or liquidating distributions from the Trust Account with respect to the shares of Class B Common Stock or Private Warrants, which will expire worthless if we do not consummate a business combination within 15 months from the closing of our IPO (or 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). Subsequently, on August 18, 2021, the Underwriter partially exercised its over-allotment option in part, and the closing of the issuance and sale of an additional 492,480 Units at a purchase price of $10.00 per Unit. In connection with this partial over-allotment option exercise, the Company issued an additional 98,496 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant and an additional 9,850 Representative Shares to the Underwriter for nominal consideration, also on August 18, 2021.

We have agreed to pay our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an Initial Business Combination (regardless of the type of transaction that it is), other than the annual cash retainer, cash payments to our non-employee directors for attending meetings of the board of directors and its committees and annual cash payments to the chairman of each of the audit and compensation committees described above under the section titled “-Executive Officer and Director Compensation.” However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of December 31, 2021, the Company has no borrowings under the Note. The Company repaid the Note on September 2, 2021.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that the Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per unit at the option of the lender, upon consummation of our Initial Business Combination. The warrants would be identical to the Private Warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the shares of Class B Common Stock, representative shares and Private Warrants, including warrants that may be issued upon conversion of working capital loans (and in each case holders of their underlying shares, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an Initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our Initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our Initial Business Combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	Payment to our Sponsor, of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support.

•

Payment to our non-employee directors of an annual cash retainer of $10,000, a $1,000 cash payment for each meeting of the board of directors and an additional $1,000 cash payment for each committee meeting attended (if such committee meeting took place on a day other than when the full board of directors met);

•	Payment to the chairman of each of the audit committee and compensation committee of an additional annual cash payment of $3,000 for their additional services in these capacities;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an Initial Business Combination; and

•

Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended Initial Business Combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our Initial Business Combination. The warrants would be identical to the Private Warrants.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Paul W. Adelgren, Michela A. English, John H. Outland, Anthony W. Parker and Walter H. Wilkinson, Jr. are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Marcum, LLP (“Marcum”), an independent registered public accounting firm, has audited our financial statements for the period from January 14, 2021 (inception) through December 31, 2021.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our financial statements for the period from January 14, 2021 (inception) through December 31, 2021, the review of our interim financial statements included in a Form 10-Q and the work on our IPO totaled approximately $100,681. This amount includes audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards for the period from January 14, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum any fees for tax planning and tax advice for the period from January 14, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the period from January 14, 2021 (inception) through December 31, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

Our independent registered public accounting firm is Marcum LLP, Houston, Texas.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a. DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1. The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm (PCAOB Firm No. 688)
Balance Sheet as of December 31, 2021
Statement of Operations for the period from January 14, 2021 (inception) through December 31, 2021
Statement of Changes in Stockholders’ Deficit for the period from January 14, 2021 (inception) through December 31, 2021
Statement of Cash Flows for the period from January 14, 2021 (inception) through December 31, 2021
Notes to Financial Statements

2. The following financial statement schedule is filed herewith:

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
3.2*	By Laws
4.1*	Specimen Unit Certificate
4.2*	Specimen Class A Common Stock Certificate
4.3*	Specimen Warrant Certificate
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021

4.5*	Description of Securities
10.1

Private Placement Warrants Purchase Agreement between the Company and the Sponsor, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021

10.2	Representative Share Purchase Agreement between the Company and EF Hutton, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.3

Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021

10.4

Registration Rights Agreement among the Company, the Sponsor and certain other equityholders named therein, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021

10.5

Letter Agreement among the Company, the Sponsor and the Company’s officers and directors, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021

10.6	Administrative Services Agreement between the Company and the Sponsor, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.7*	Form of Indemnity Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gladstone Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gladstone Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of an Initial Business Combination. The Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete the Initial Business Combination, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas
March 28, 2022

GLADSTONE ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

Assets
Cash	$769,484
Prepaid expenses – current portion	426,357
Total Current Assets	1,195,841
Prepaid expenses – non-current portion	39,110
Cash held in Trust Account	107,028,738
Total Assets	$108,263,689
Liabilities, Redeemable Common Stock and Stockholders' Deficit
Accrued payable and accrued expenses	$252,894
Due to related party	11,683
Total Current Liabilities	264,577
Deferred underwriting discount	3,672,368
Total Liabilities	3,936,945
Commitments and Contingencies (See Note 6)
Class A Common Stock subject to possible redemption, 10,492,480 shares at redemption value of $10.20 per share	107,023,296
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 10,492,480 shares subject to redemption)	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding	263
Additional paid-in capital	—
Accumulated deficit	(2,696,836)
Total Stockholders’ Deficit	(2,696,552)
Total Liabilities and Stockholders’ Deficit	$108,263,689

The accompanying notes are an integral part of these financial statements.

GLADSTONE ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$759,636
Loss from operations	759,636
Other Income
Interest earned from Trust Account	5,442
Change in fair value of overallotment liability	90,677
Total other income	96,119
Net loss	$(663,517)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	4,448,614
Basic and diluted net loss per share, Class A redeemable shares	$(0.09)
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,638,076
Basic and diluted net loss per non-redeemable share	$(0.09)

The accompanying notes are an integral part of these financial statements.

GLADSTONE ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Private Placement Warrants in connection with Initial Public Offering and Over-allotment (net of offering costs)	—	—	—	—	4,055,520	—	4,055,520
Issuance of Representative Shares in connection with Initial Public Offering and Over-allotment	209,850	21	—	—	2,098,479	—	2,098,500
Issuance of Public Warrants in connection with Initial Public Offering and Over-allotment (net of offering costs)	—	—	—	—	1,534,405	—	1,534,405
Class B Common Stock forfeited	—	—	(251,880)	(25)	25	—	—
Issuance of overallotment option	—	—	—	—	(135,000)	—	(135,000)
Partial exercise of overallotment option	—	—	—	—	44,323	—	44,323
Subsequent measurement of carrying value of Class A Common Stock to redemption value	—	—	—	—	(7,622,464)	(2,033,319)	(9,655,783)
Net loss	—	—	—	—	—	(663,517)	(663,517)
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)

The accompanying notes are an integral part of these financial statements.

GLADSTONE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(663,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(5,442)
Changes in fair value of overallotment liability	(90,677)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(465,467)
Increase in due to related party	11,683
Increase in accounts payable and accrued expenses	252,894
Net cash used in operating activities	(960,526)
Cash flows from investing activities:
Investment of cash in Trust Account	(107,023,296)
Net cash used in investing activities	(107,023,296)
Cash flows from financing activities:
Proceeds from initial public offering	104,924,800
Proceeds from private placement	4,298,496
Proceeds from sale of common stocks to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	240,000
Payment of promissory note to related party	(240,000)
Payment of deferred offering costs	(494,990)
Net cash provided by financing activities	108,753,306
Net change in cash	769,484
Cash, beginning of period	—
Cash, end of period	$769,484
Supplemental Disclosure of Non-Cash Activities:
Deferred underwriting discount	$3,672,368
Initial fair value of overallotment liability	$135,000
Initial value of Class A Common Stock subject to redemption	$100,757,438
Subsequent measurement of carrying value of Class A Common Stock subject to redemption value	$(9,655,783)
Issuance of Representative Shares	$2,098,500

The accompanying notes are an integral part of these financial statements.

Gladstone Acquisition Corporation

Notes to Financial Statements

December 31, 2021

Note 1 — Organization and Business Operations

Gladstone Acquisition Corporation (the "Company") is a blank check company that was incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (a "Business Combination"). While the Company may pursue an Initial Business Combination target in any business or industry, the Company intends to focus its search on the farming and agricultural sectors, including farming related operations and businesses that support the farming industry, where the management team has extensive experience.

The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest, if at all. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company's sponsor is Gladstone Sponsor, LLC, a Delaware limited liability company (the "Sponsor").

As described further in Note 5, on January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the "Class B Common Stock"). Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock would represent 20% of the Company's issued and outstanding stock after the Company's initial public offering (the "IPO").

The registration statement for the Company's IPO was declared effective on August 4, 2021 (the "Effective Date"). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a "Unit" and collectively, the "Units") at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 warrants (the "Private Warrants") which is discussed in Note 4, at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") and one-half of one redeemable Public Warrant (the "Public Warrants"). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option for up to an additional 1,500,000 Units, purchasing an additional 492,480 Units and generating gross proceeds of $4,924,800.

Simultaneously with the exercise of the underwriters' over-allotment option, the Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. On September 18, 2021 the underwriters' over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 shares.

As payment for services, the underwriters received 209,850 shares of Class A Common Stock worth approximately $10.00 per share (the "Representative Shares"). Transaction costs related to the IPO and partial over-allotment exercise amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,991 of other cash offering costs, which were allocated among Class A Common Stock subject to possible redemption, the Public Warrants and Private Warrants, and stockholders' deficit.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a trust account (the "Trust Account") which is being invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company's Initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company's amended and restated certificate of incorporation to (i) modify the substance or timing of the Company's obligation to provide for the redemption of its public stock in connection with an Initial Business Combination or to redeem 100% of its public stock if the Company does not complete its Initial Business Combination within 18 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders' rights or pre-Initial Business Combination activity, and (c) the redemption of the Company's public shares if the Company is unable to complete its Initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

The Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company’s Class A Common Stock are not a “penny share” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the "SEC") and file tender offer documents with the SEC prior to completing a Business Combination.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Initial Business Combination and the Company does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company's prior consent. The Sponsor, officers and directors (the "Initial Stockholders") have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company's obligation to provide for the redemption of its public shares in connection with an Initial Business Combination or to redeem 100% of the public shares if the Company does not complete its Initial Business Combination within 18 months from the closing of the IPO (the "Combination Period") or (b) with respect to any other material provisions relating to stockholders' rights or pre-Initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

If the Company is unable to complete its Initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company's obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law.

The Company's Initial Stockholders, as well as holders of Representative Shares, agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B Common Stock and Class A Common Stock, respectively, held by them if the Company fails to complete its Initial Business Combination within the Combination Period. However, if the Initial Stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.

Going Concern

As of December 31, 2021, the Company had $769,484 of cash in its operating bank account and working capital of $931,264.

The Company's liquidity needs up to August 9, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Class B Common Stock to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). In addition, to finance transaction costs in connection with a Business Combination, Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

The Company has until November 9, 2022 to consummate its Initial Business Combination (or February 9, 2023 if it exercises its option to extend the date). It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern", management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 9, 2022 (or February 9, 2023, if extended).

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $769,484 in cash and no cash equivalents as of December 31, 2021.

Cash Held in Trust Account

As of December 31, 2021, the Company had $107,028,738 in the Trust Account, which was invested in a United States Treasury mutual fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, "Expenses of Offering." Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $6,265,859 and were allocated among Class A Common Stock subject to possible redemption, the Public Warrants and Private Warrants, and stockholders' deficit.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of Class A Common Stock sold to public stockholders in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Representative Shares are not redeemable, and are therefore included in stockholders’ deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Common Stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2021, the Class A Common Stock reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$104,924,800
Less:
Proceeds allocated to public warrants	(1,626,335)
Issuance costs related to Class A Common Stock and public warrants	(5,930,952)
Plus:
Subsequent measurement of carrying value to redemption value	9,655,783
Class A Common Stock subject to possible redemption	$107,023,296

Warrant Instruments

The Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging.” Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholder’s deficit on the balance sheet. As of December 31, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.

Net Loss Per Common Share

The Company applies the two-class method in calculating loss per share. Net loss per share of common stock is computed by dividing the pro rata net loss allocated between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

For the period from January 14, 2021 (inception) through December 31, 2021
Common Stock subject to possible redemption
Numerator:
Net loss allocable to Class A Common Stock subject to possible redemption	$(416,518)
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	4,448,614
Basic and Diluted net loss per share, Redeemable Class A Common Stock	$(0.09)
Non-Redeemable Common Stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$(246,999)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,638,076
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.09)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 14, 2021 (inception) through December 31, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company in years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On August 9, 2021, the Company consummated its IPO of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of Class A Common Stock and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each whole Public Warrant will become exercisable the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

On August 18, 2021, the underwriters partially exercised the over-allotment option for up to an additional 1,500,000 Units and purchased an additional 492,480 over-allotment Units, generating an aggregate of gross proceeds of $4,924,800. The IPO and over-allotment generated total gross proceeds of $107,023,296. As payment for services, the underwriters received 209,850 Representative Shares at fair value of approximately $10.00 per share which have been accounted for as offering costs related to the IPO.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 4,200,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $4,200,000. Simultaneously with the exercise of the underwriters' over-allotment option, the Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. The Private Warrants are identical to the Public Warrants sold in the IPO except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) may not (including the shares of Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company's Initial Business Combination, and (ii) are entitled to registration rights.

The Company's Sponsor has agreed to (i) waive its redemption rights with respect to its Class B Common Stock (as defined below) and public shares in connection with the completion of the Company's Initial Business Combination, (ii) waive its redemption rights with respect to its Class B Common Stock and public shares in connection with a stockholder vote to approve an amendment to the Company's amended and restated certificate of incorporation (A) to modify the substance or timing of the Company's obligation to allow redemption in connection with the Company's Initial Business Combination or to redeem 100% of the Company's public shares if the Company has not consummated an Initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders' rights or pre-Initial Business Combination activity; (iii) waive its rights to liquidating distributions from the Trust Account with respect to its Class B Common Stock if the Company fails to complete its Initial Business Combination within 18 months from the closing of the IPO, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its Initial Business Combination within the prescribed time frame; and (iv) vote any Class B Common Stock and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the Company's Initial Business Combination.

Note 5 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company's issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters' over-allotment option expired and as a result, 251,880 shares of Class B Common Stock were forfeited, resulting in then outstanding shares of Class B Common Stock of 2,623,120.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of December 31, 2021, the Company has no borrowings under the Note.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 14, 2021 (inception) through December 31, 2021, $48,710 had been incurred and included in formation and operating costs. As of December 31, 2021, $11,683 was due to a related party for the unpaid portion of administrative services and certain other expenses paid on behalf of the Company.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Class B Common Stock, Representative Shares and Private Warrants (including securities contained therein), including warrants that may be issued upon conversion of Working Capital Loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Warrants and any shares of Class A Common Stock and warrants (and underlying Class A Common Stock) that may be issued upon conversion of the warrants issued as part of the Working Capital Loans and Class A Common Stock issuable upon conversion of the Class B Common Stock, are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the Class B Common Stock, only after conversion to our Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units. On September 18, 2021 the over-allotment option expired and the remainder of the 1,007,520 Units available were forfeited.

The underwriters are entitled to a deferred underwriting discount of $0.35 per unit, or $3,672,368 in the aggregate, which is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative’s Class A Common Stock

In connection with the consummation of the IPO, the Company issued the Representative Shares (200,000 shares of Class A Common Stock) to EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters in the IPO, for nominal consideration. In connection with the underwriters' partial exercise of their over-allotment option, an additional 9,850 Representative Shares were issued for a total number of Representative Shares of 209,850.

The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company's prior consent until the completion of the Initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account or (B) with respect to any other provision relating to stockholders' rights or pre-Initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account. The Representative Shares are deemed to be underwriters' compensation by FINRA pursuant to FINRA Rule 5110.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2021, there were 209,850 shares of Class A Common Stock issued and outstanding, excluding the 10,492,480 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of December 31, 2021, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

Holders of the Class A Common Stock and holders of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law or stock exchange rule; provided that only holders of the Class B Common Stock have the right to vote on the election of the Company's directors prior to the Initial Business Combination and holders of a majority of the Company's Class B Common Stock may remove a member of the board of directors for any reason.

The Class B Common Stock will automatically convert into Class A Common Stock at the time of the consummation of the Initial Business Combination at a ratio such that the number of Class A Common Stock issuable upon conversion of all Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of all shares of Class A Common Stock issued and outstanding (including any shares of Class A Common Stock issued pursuant to the underwriter's over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding the Representative Shares and any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into Class A Common Stock issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Class B Common Stock issued to the Sponsor, members of the Company's management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A Common Stock redeemed in connection with the Initial Business Combination, provided that such conversion of shares of Class B Common Stock shall never be less than the initial conversion ratio. In no event will the Class B Common Stock convert into Class A Common Stock at a rate of less than one-to-one.

Public Warrants

As of December 31, 2021 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an Initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

If a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company's Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis", as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Public Warrants. If the Company is unable to complete the Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company's assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

If (x) the Company issues additional Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company's board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Class B Common Stock held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

For the discussion of Private Warrants, please refer to Note 4 above.

Note 8 — Income Tax

The income tax (benefit) provision consists of the following:

For the period from January 14, 2021 (inception) through December 31, 2021
Federal
Current	$—
Deferred	(148,809)
State	—
Current	—
Deferred	(45,578)
Change in valuation allowance	194,387
Income tax (benefit) provision	$—

The Company's net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$146,110
Federal and State net operating loss	48,277
Total deferred tax asset	194,387
Valuation allowance	(194,387)
Deferred tax asset, net of allowance	$—

The Company’s Federal and Virginia net operating loss carryforwards as of December 31, 2021 amounted to $186,558 and $192,000, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 14, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $194,387.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period from January 14, 2021 (inception) to December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	5.43%
Permanent book/tax difference related to change in overallotment liability	2.87%
Change in valuation allowance	(29.30)%
Income tax provision	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and Virginia and is subject to examination by the various taxing authorities since inception.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Acquisition Corporation

Date: March 28, 2022	By:	/s/ Michael Malesardi
Michael Malesardi
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Gladstone	Chief Executive Officer, President, Chief Investment Officer and Chairman (Principal Executive Officer)	March 28, 2022
David Gladstone

/s/ Terry Lee Brubaker	Vice Chairman, Chief Operating Officer and Director	March 28, 2022
Terry Lee Brubaker

/s/ Michael Malesardi	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2022
Michael Malesardi

/s/ Anthony W. Parker	Director	March 28, 2022
Anthony W. Parker

/s/ Michela A. English	Director	March 28, 2022
Michela A. English

/s/ Paul Adelgren	Director	March 28, 2022
Paul Adelgren

/s/ John Outland	Director	March 28, 2022
John Outland

/s/ Walter H. Wilkinson, Jr.	Director	March 28, 2022
Walter H. Wilkinson, Jr.