Form 10-Q
period 2022-03-31
Gladstone Acquisition Corp
filed 2022-05-16
CIK 1843248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 10,702,330 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from January 14, 2021 (inception) through March 31, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited) and for the period from January 14, 2021 (inception) through March 31, 2021 (unaudited)	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from January 14, 2021 (inception) through March 31, 2021 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Special Note Regarding Forward-Looking Statements	16
	Overview	16
	Results of Operations	16
	Liquidity and Capital Resources	16
	Off-Balance Sheet Arrangements	17
	Contractual Obligations	17
	Critical Accounting Policies	17
	Recent Accounting Standards	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	Evaluation of Disclosure Controls and Procedures	18
	Changes in Internal Control over Financial Reporting	18
	Remediation Plan	18
PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Default Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

GLADSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$310,074	$769,484
Prepaid expenses	409,753	426,357
Total Current Assets	719,827	1,195,841
Prepaid expenses – non-current portion	—	39,110
Cash held in trust account	107,031,377	107,028,738
Total Assets	$107,751,204	$108,263,689
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$140,681	$252,894
Due to related party	15	11,683
Total Current Liabilities	140,696	264,577
Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	3,813,064	3,936,945
Commitments
Class A Common Stock subject to possible redemption, 10,492,480 shares at redemption value of $10.20 per share at March 31, 2022 and December 31, 2021	107,023,296	107,023,296
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 10,492,480 shares subject to redemption) at March 31, 2022 and December 31, 2021	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at March 31, 2022 and December 31, 2021	263	263
Additional paid-in capital	—	—
Accumulated deficit	(3,085,440)	(2,696,836)
Total Stockholders’ Deficit	(3,085,156)	(2,696,552)
Total Liabilities and Stockholders’ Deficit	$107,751,204	$108,263,689

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO MARCH 31, 2021

(UNAUDITED)

	For the Three Months ended March 31, 2022	For the period from January 14, 2021 (inception) to March 31, 2021
Formation and operating costs	$391,244	$688
Loss from operations	391,244	688
Other Income
Interest earned from Trust Account	2,640	—
Total other income	2,640	—
Net loss	$(388,604)	$(688)
Basic and diluted weighted average shares outstanding, Class A redeemable shares	10,492,480	—
Basic and diluted net loss per share, Class A redeemable shares	$(0.03)	$—
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,500,000
Basic and diluted net loss per non-redeemable share	$(0.03)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)
Net loss	—	—	—	—	—	(388,604)	(388,604)
Balance as of March 31, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,085,440)	$(3,085,156)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(688)	(688)
Balance as of March 31, 2021 (Unaudited)	—	$—	2,875,000	$288	$24,712	$(688)	$24,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO March 31, 2021

(UNAUDITED)

	For the Three Months ended March 31, 2022	For the period from January 14, 2021 (inception) to March 31, 2021
Cash flows from operating activities:
Net loss	$(388,604)	$(688)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Interest earned on cash and Treasury securities held in Trust Account	(2,640)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	55,714	—
(Decrease) in due to related party	(11,668)	—
(Decrease) in accounts payable and accrued expenses	(112,212)	(233,767)
Net cash used in operating activities	(459,410)	(234,455)
Cash flows from financing activities:
Proceeds from sale of Common Stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	250,000
Net cash provided by financing activities	—	275,000
Net change in cash	(459,410)	40,545
Cash, beginning of period	769,484	—
Cash, end of period	$310,074	$40,545
Supplemental Disclosure of Non-Cash Activities:
Accrued deferred offering cost	$—	$208,411

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Note 1 — Organization and Business Operations

Gladstone Acquisition Corporation (the "Company") is a blank check company incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (a "Business Combination"). While the Company may pursue an initial Business Combination target in any business or industry, the Company intends to focus its search on the farming and agricultural sectors, including farming related operations and businesses that support the farming industry, where the management team has extensive experience.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest, if at all. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its initial public offering ( the "IPO") that was declared effective on August 4, 2021. The Company has selected December 31 as its fiscal year end.

The Company's sponsor is Gladstone Sponsor, LLC, a Delaware limited liability company (the "Sponsor").

As described further in Note 4, on January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the "Class B Common Stock"). Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock would represent 20% of the Company's issued and outstanding stock after the Company's IPO.

The registration statement for the Company's IPO was declared effective on August 4, 2021 (the "Effective Date"). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a "Unit" and collectively, the "Units") at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 warrants (the "Private Warrants") which is discussed in Note 6, at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") and one-half of one redeemable warrant (the "Public Warrants"). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800.

Simultaneously with the exercise of the underwriters' over-allotment option, the Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. On September 23, 2021 the underwriters' over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 shares.

As payment for services, EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters in the IPO received 209,850 shares of Class A Common Stock worth approximately $10.00 per share (the "Representatives' Class A Shares"). Transaction costs related to the IPO and partial over-allotment exercise amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representatives' Class A Shares and $494,991 of other cash offering costs, which were charged to equity.

Currently, the Class A Common Stock is comprised of the Representatives' Class A Shares (209,850 outstanding) and the "Public Shares" (defined herein as the 10,492,380 shares of Class A Common Stock sold as part of the Units in the IPO and ensuing over-allotment exercise).

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

The Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 480, "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the shares of Class A Common Stock are not a “penny share” upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Company's Initial Stockholders, as well as holders of Representatives' Class A Shares, agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B Common Shares and Class A Common Shares, respectively, held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination during the Combination Period.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $310,074 of cash in its operating bank account and working capital of $579,131. The Company will continue to expend working capital for operating costs, which includes costs to identify a potential target and acquire the business, in addition to accounting, audit, legal, board, franchise tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. If the Company is unsuccessful in obtaining additional working capital, it raises substantial doubt as to the Company’s ability to continue as a going concern, as further discussed below.

Going Concern

The Company has until November 9, 2022 to consummate a Business Combination (or February 9, 2023 if it exercises its option to extend the date). It is uncertain that the Company will be able consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 9, 2022 (or February 9, 2023, if extended).

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, included in our audited financial statements included in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $310,074 and $769,484 in cash as of March 31, 2022 and December 31, 2021, respectively. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Cash Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $107,031,377 and $107,028,738, respectively, in the Trust Account, which was invested in a United States Treasury mutual fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheet. The Representatives' Class A Shares are not redeemable, and are therefore included in stockholders’ equity (deficit).

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

At March 31, 2022 and December 31, 2021, the Class A Common Stock reflected in the condensed balance sheet is reconciled in the following table:

Gross Proceeds	$104,924,800
Less:
Proceeds allocated to Public Warrants	(1,626,335)
Issuance costs related to Class A Common Stock	(5,930,952)
Plus:
Subsequent measurement of carrying value to redemption value	9,655,783
Class A Common Stock subject to possible redemption	$107,023,296

Warrant Instruments

As further discussed in Note 2 to the audited financial statements for the year ended December 31, 2021, the Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging." Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholder’s equity (deficit) on the condensed balance sheet. As of each of March 31, 2022 and December 31, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.

Net Loss Per Common Share

The Company applies the two-class method in calculating earnings per share. Net loss per share of common stock is computed by dividing the pro rata net loss allocated between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants and redemption rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

	For the Three Months ended March 31, 2022	For the period from January 14, 2021 (inception) to March 31, 2021
Common Stock subject to possible redemption
Numerator:
Net loss allocable to Class A Common Stock subject to possible redemption	$(305,987)	$—
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	10,492,480	—
Basic and Diluted net loss per share, Redeemable Class A common stock	$(0.03)	$—
Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$(82,617)	$(688)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,500,000
Basic and diluted net loss per share, Non-Redeemable common stock	$(0.03)	$(0.00)

Income Taxes

The tax (or benefit) related to ordinary income (or loss) for interim periods presented is computed using an estimated annual effective tax rate and the tax (or benefit) related to all other items is individually computed and recognized when the items occur. The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021. The Company did not record a tax benefit and deferred tax asset on the losses recorded in the interim periods presented because future realization was not more likely than not in the interim periods of occurrence.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective as of January 1, 2022 on a full retrospective basis. The adoption of ASU 2020-06 did not have an impact on the Company's condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

(see Note 6).

On August 18, 2021, the underwriters partially exercised the over-allotment option for up to an additional 1,500,000 Units and purchased an additional 492,480 over-allotment Units, generating an aggregate of gross proceeds of $4,924,800. The IPO and overallotment generated total gross proceeds of $107,023,296. As payment for services, the underwriters received 209,850 Representatives' Class A Shares at fair value of approximately $10.00 per share which have been accounted for as offering costs related to the IPO.

Note 4 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company's issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of December 31, 2021 and March 31, 2022.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of
December 31, 2021, the Company has no borrowings under the Note

Working Capital Loans

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. As of both March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $30,000 for the three-month period ended March 31, 2022. As of March 31, 2022 and December 31, 2021, $15 and $11,683, respectively, were due to a related party.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Class B Common Stock, Representatives' Class A Shares and Private Warrants (including securities contained therein), including warrants that may be issued upon conversion of Working Capital Loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Warrants and any shares of Class A Common Stock and warrants (and underlying Class A Common Stock) that may be issued upon conversion of the warrants issued as part of the Working Capital Loans and Class A Common Stock issuable upon conversion of the Class B Common Stock, are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the Class B Common Stock, only after conversion to our Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company bears the expenses incurred in connection with the filing of any such registration statements.

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

Representatives' Class A Common Stock

In connection with the consummation of the IPO, the Company issued the Representatives' Class A Shares (200,000 shares of Class A Common Stock) to EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters in the IPO, for nominal consideration. In connection with the underwriters' partial exercise of their over-allotment option, an additional 9,850 Representatives' Class A Shares were issued for a total number of Representatives' Class A Shares of 209,850.

The holders of the Representatives' Class A Shares have agreed not to transfer, assign or sell any such shares without the Company's prior consent until the completion of the Initial Business Combination. In addition, the holders of the Representatives' Class A Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account or (B) with respect to any other provision relating to stockholders' rights or pre-Initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the Sponsor depositing additional funds into the Trust Account. The Representatives' Class A Shares are deemed to be underwriters' compensation by FINRA pursuant to FINRA Rule 5110.

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both March 31, 2022 and December 31, 2021, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 10,492,480 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both March 31, 2022 and December 31, 2021, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

The Class B Common Stock will automatically convert into Class A Common Stock at the time of the consummation of the initial Business Combination at a ratio such that the number of Class A Common Stock issuable upon conversion of all Class B Common

Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of all shares of Class A Common Stock issued and outstanding (including any shares of Class A Common Stock issued pursuant to the underwriter's over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding the Representatives; Class A Shares and any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into Class A Common Stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Class B Common Stock issued to the Sponsor, members of the Company's management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A Common Stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B Common Stock shall never be less than the initial conversion ratio. In no event will the Class B Common Stock convert into Class A Common Stock at a rate of less than one-to-one.

Public Warrants

As of both March 31, 2022 and December 31, 2021 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

Private Placement Warrants

Except as described below, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) are not be transferable, assignable or salable until after the completion of our initial business combination (except, among other limited exceptions as described under the section of the Annual Report entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants,” to our officers and directors and other persons or entities affiliated with our Sponsor).

In addition, holders of our private placement warrants are entitled to certain registration rights. In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. However, as the units would not be issued until consummation of our initial business combination, any warrant underlying such units would not be able to be voted on an amendment to the warrant agreement in connection with such business combination.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Gladstone Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Gladstone Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A "Risk Factors," and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the US Securities and Exchange Commission on March 29, 2022 (the "Annual Report"). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report and in our Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the condensed financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Results of Operations

For the three months ended March 31, 2022, we had a net loss of $388,604, which was primarily related to operating costs and search for a target to complete an initial Business Combination.

For the period from January 14, 2021 (inception) to March 31, 2021, we had a net loss of $688, which was related to formation and operating costs.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

Liquidity and Capital Resources

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 6 to the condensed financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 6 to the condensed financial statements, at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 4 to the condensed financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 3 to the condensed financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representatives' Class A Shares for nominal consideration.

Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representatives' Class A Shares and $494,991 of other cash offering costs.

After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, the Company had $2,023,122 in its operating bank account, and working capital of $1,475,504. As of December 31, 2021, the Company had $769,484 of cash in its operating bank account and working capital of $931,264.

As of March 31, 2022, the Company had $310,074 of cash in its operating bank account and working capital of $579,131. The Company will continue to expend working capital for operating costs, which includes costs to identify a potential target and acquire the business, in addition to accounting, audit, legal, board, franchise tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans. If the Company is unsuccessful in obtaining additional working capital, it raises substantial doubt as to the Company’s ability to continue as a going concern, as further discussed below.

We have until November 9, 2022 to consummate an Initial Business Combination (or February 9, 2023 if we exercise our option to extend the date). It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 9, 2022 (or February 9, 2023, if extended)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no material changes to our critical accounting policies during the three months ended March 31, 2022 from those described in our Annual Report.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The

Company adopted ASU 2020-06 effective as of January 1, 2022 on a full retrospective basis. The adoption of ASU 2020-06 did not have an impact on the Company's condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

During the quarter ended September 30, 2021, our internal control over financial reporting did not result in the proper classification of all redeemable Public Shares as temporary equity within our previously issued audited balance sheet, as of August 9, 2021 (the “August Balance Sheet”), filed with the SEC in Form 8-Ks on August 13, 2021 and August 19, 2021. Historically, a portion of our Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. In light of recent comment letters issued by the SEC to several SPACs, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of Public Shares and determined that our Public Shares include certain provisions that require their classification as temporary equity regardless of the minimum net tangible assets required to complete our initial Business Combination.

Therefore, in consultation with the audit committee of our board of directors, on November 15, 2021, we concluded that our previously issued August Balance Sheet should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we restated the August Balance Sheet in our Form 10-Q filed for the quarter ended September 30, 2021, as described in Note 2 of the notes to the condensed financial statements included therein.

Notwithstanding the identified material weaknesses, management believes that the condensed financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report filed on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2022.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940.. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K (File No. 001-40707), filed March 29, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBLR document)

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021, (ii) Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (unaudited), (iii) Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited) and for the period from January 14, 2021 (inception) through March 31, 2021 (unaudited), (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from January 14, 2021 (inception) through March 31, 2021 (unaudited) and (v) the Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Acquisition Corporation

Date: May 16, 2022	By:	/s/ Michael Malesardi
Michael Malesardi
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 16, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, Chief Investment Officer and Chairman (Principal Executive Officer)