Form 10-Q
period 2022-06-30
Gladstone Acquisition Corp
filed 2022-08-12
CIK 1843248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 10,702,330 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, the six months ended June 30, 2022, and the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, the three months ended June 30, 2021, and the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from January 14, 2021 (inception) to June 30, 2021 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Special Note Regarding Forward-Looking Statements	16
	Overview	16
	Results of Operations	16
	Liquidity and Capital Resources	16
	Off-Balance Sheet Arrangements	17
	Contractual Obligations	17
	Critical Accounting Policies	17
	Recent Accounting Standards	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	Evaluation of Disclosure Controls and Procedures	18
	Changes in Internal Control over Financial Reporting	18
	Remediation Plan	18
PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Default Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

GLADSTONE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$68,886	$769,484
Prepaid expenses	276,017	426,357
Total Current Assets	344,903	1,195,841
Prepaid expenses – non-current portion	—	39,110
Cash held in trust account	107,079,019	107,028,738
Total Assets	$107,423,922	$108,263,689
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$51,829	$252,894
Due to related party	43,036	11,683
Total Current Liabilities	94,865	264,577
Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	3,767,233	3,936,945
Commitments
Class A Common Stock subject to possible redemption, 10,492,480 shares at redemption value of $10.20 per share at June 30, 2022 and December 31, 2021	107,023,296	107,023,296
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 10,492,480 shares subject to redemption) at June 30, 2022 and December 31, 2021	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at June 30, 2022 and December 31, 2021	263	263
Additional paid-in capital	—	—
Accumulated deficit	(3,366,891)	(2,696,836)
Total Stockholders’ Deficit	(3,366,607)	(2,696,552)
Total Liabilities and Stockholders’ Deficit	$107,423,922	$108,263,689

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021, THE SIX MONTHS ENDED JUNE 30, 2022

AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO JUNE 30, 2021

(UNAUDITED)

	For the Three Months ended June 30,
	2022	2021	For the Six Months ended June 30, 2022	For the period from January 14, 2021 (inception) to June 30, 2021
Formation and operating costs	$329,092	$—	$720,336	$688
Loss from operations	(329,092)	—	(720,336)	(688)
Other Income
Interest earned from Trust Account	47,641	—	50,281	—
Total other income	47,641	—	50,281	—
Net loss	$(281,451)	$—	$(670,055)	$(688)
Basic and diluted weighted average shares outstanding, Class A redeemable shares	10,492,480	—	10,492,480	—
Basic and diluted net loss per share, Class A redeemable shares	$(0.02)	$—	$(0.05)	$—
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,500,000	2,832,970	2,500,000
Basic and diluted net loss per non-redeemable share	$(0.02)	$—	$(0.05)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, THE THREE MONTHS ENDED JUNE 30, 2021 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)
Net loss	—	—	—	—	—	(388,604)	(388,604)
Balance as of March 31, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,085,440)	$(3,085,156)
Net loss	—	—	—	—	—	(281,451)	(281,451)
Balance as of June 30, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,366,891)	$(3,366,607)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(688)	(688)
Balance as of March 31, 2021 (Unaudited)	—	$—	2,875,000	$288	$24,712	$(688)	$24,312
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021 (Unaudited)	—	$—	2,875,000	$288	$24,712	$(688)	$24,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO JUNE 30, 2021

(UNAUDITED)

	For the Six Months ended June 30, 2022	For the period from January 14, 2021 (inception) to June 30, 2021
Cash flows from operating activities:
Net loss	$(670,055)	$(688)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Interest earned from Trust Account	(50,281)	—
Changes in operating assets and liabilities:
Prepaid expenses	189,450	—
Due to related party	31,353	—
Accounts payable and accrued expenses	(201,065)	—
Net cash used in operating activities	(700,598)	(688)
Cash flows from financing activities:
Proceeds from sale of Common Stock to Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	390,000
Payment of promissory note to related party	—	(150,000)
Payment of deferred offering costs	—	(251,965)
Net cash provided by financing activities	—	13,035
Net change in cash	(700,598)	12,347
Cash, beginning of period	769,484	—
Cash, end of period	$68,886	$12,347
Supplemental Disclosure of Non-Cash Activities:
Accrued deferred offering cost	$—	$430,021

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLADSTONE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest, if at all. The Company will generate non-operating income in the form of interest income from Trust Account (as defined below) from the proceeds derived from its initial public offering (the "IPO") that was declared effective on August 4, 2021. The Company has selected December 31 as its fiscal year end.

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

The registration statement for the Company's IPO was declared effective on August 4, 2021 (the "Effective Date"). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a "Unit" and collectively, the "Units") at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 warrants (the "Private Warrants"), at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share (the "Class A Common Stock") and one-half of one redeemable warrant (the "Public Warrants"). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete an initial Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $68,886 of cash in its operating bank account and working capital of $305,761, net of franchise tax payable that can be paid with the interest income earned on Trust Account. The Company will continue to expend working capital for operating costs, which includes costs to identify a potential target and acquire the business, in addition to accounting, audit, legal, board, franchise tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of the issuance date of this Quarterly Report on Form 10-Q, there were no amounts outstanding under any Working Capital Loans. If the Company is unsuccessful in obtaining additional working capital, it raises substantial doubt as to the Company’s ability to continue as a going concern, as further discussed below.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, included in our audited financial statements included in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $68,886 and $769,484 in cash as of June 30, 2022 and December 31, 2021, respectively. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Cash Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $107,079,019 and $107,028,738, respectively, in the Trust Account, which was invested in a United States Treasury money market fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheet. The Representatives' Class A Shares are not redeemable, and are therefore included in stockholders’ equity (deficit).

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

At June 30, 2022 and December 31, 2021, the Class A Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$104,924,800
Less:
Proceeds allocated to Public Warrants	(1,626,335)
Issuance costs related to Class A Common Stock	(5,930,952)
Plus:
Subsequent measurement of carrying value to redemption value	9,655,783
Class A Common Stock subject to possible redemption as of December 31, 2021	$107,023,296

Warrant Instruments

As further discussed in Note 2 to the audited financial statements for the year ended December 31, 2021, the Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging." Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders' equity (deficit) on the condensed balance sheets. As of each of June 30, 2022 and December 31, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.

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

	For the Three Months ended June 30,			For the period from
	2022	2021	For the Six Months ended June 30, 2022	January 14, 2021 (inception) to June 30, 2021
Common Stock subject to possible redemption
Numerator:
Net loss allocable to Class A Common Stock subject to possible redemption	$(221,615)	$—	$(527,602)	$—
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	10,492,480	—	10,492,480	—
Basic and Diluted net loss per share, Redeemable Class A common stock	$(0.02)	$—	$(0.05)	$—
Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$(59,836)	$(688)	$(142,453)	$(688)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,500,000	2,832,970	2,500,000
Basic and diluted net loss per share, Non-Redeemable common stock	$(0.02)	$(0.00)	$(0.05)	$(0.00)

Income Taxes

The tax (or benefit) related to ordinary income (or loss) for interim periods presented is computed using an estimated annual effective tax rate and the tax (or benefit) related to all other items is individually computed and recognized when the items occur. The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021. The Company did not record a tax benefit and deferred tax asset on the losses recorded in the interim periods presented because future realization was not more likely than not in the interim periods of occurrence.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective as of January 1, 2022 on a full retrospective basis. The adoption of ASU 2020-06 did not have an impact on the Company's unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company's issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’

over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of June 30, 2022 and December 31, 2021.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of
June 30, 2022 and December 31, 2021, the Company has no borrowings under the Note

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. As of the issuance date of this Quarterly Report on Form 10-Q and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $30,000 and $60,000 for the three and six-month periods ended June 30, 2022, respectively, for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021 there were no fees incurred. As of June 30, 2022 and December 31, 2021, $43,036 and $11,683, respectively, were due to a related party for administrative service fees and reimbursement to Sponsor for out-of-pocket expenses.

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of both June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 10,492,480 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both June 30, 2022 and December 31, 2021, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

Public Warrants

As of both June 30, 2022 and December 31, 2021 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these unaudited condensed financial statements were issued. Based on this, the Company did not identify any subsequent events that would require additional adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A "Risk Factors," and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the US Securities and Exchange Commission on March 29, 2022 (the "Annual Report") and May 16, 2022, respectively. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three and six months ended June 30, 2022, we had a net loss of $281,451 and $670,055, respectively, which was primarily related to operating costs and search for a target to complete an initial Business Combination, partially offset by earnings from the Trust Account.

For the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) to June 30, 2021, we had a net loss of $688 for both periods, which was related to formation and operating costs.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

Liquidity, Capital Resources and Going Concern

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the condensed financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 6 to the condensed financial statements, at a price of $1.00 per Private Warrant in a private placement to the Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 3 to the condensed financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 1 to the condensed financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representatives' Class A Shares for nominal consideration.

Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representatives' Class A Shares and $494,991 of other cash offering costs.

After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, we had $2,023,122 in our operating bank account and working capital of $1,475,504. As of December 31, 2021, we had $769,484 of cash in our operating bank account and working capital of $931,264.

As of June 30, 2022, we had $68,886 of cash in our operating bank account and working capital of $305,761, net of franchise tax payable that can be paid with the interest income earned on Trust Account. We will continue to expend working capital for operating costs, which includes costs to identify a potential target and acquire the business, in addition to accounting, audit, legal, board, franchise tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, Sponsor or an affiliate of the Sponsor or certain of the our officers and directors may, but are not obligated to, provide us with Working Capital Loans (see Note 4). As of the issuance of this Quarterly Report on Form 10-Q and December 31, 2021, there were no amounts outstanding under any Working Capital Loans. If we are unsuccessful in obtaining additional working capital, it raises substantial doubt as to our ability to continue as a going concern, as further discussed below.

We have until November 9, 2022 to consummate an Initial Business Combination (or February 9, 2023 if we exercise our option to extend the date). It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after November 9, 2022 (or February 9, 2023, if extended)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no material changes to our critical accounting policies during the three and six months ended June 30, 2022 from those described in our Annual Report.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. We adopted ASU 2020-06 effective as of January 1, 2022 on a full retrospective basis. The adoption of ASU 2020-06 did not have an impact on our unaudited condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Therefore, in consultation with the audit committee of our board of directors, on November 15, 2021, we concluded that our previously issued August Balance Sheet should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we restated the August Balance Sheet in our Form 10-Q filed for the quarter ended September 30, 2021, as described in Note 2 of the notes to the unaudited condensed financial statements included therein.

Notwithstanding the identified material weaknesses, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations and cash flows as of and for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report filed on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 29, 2022 and in our Quarterly Report for the period ended March 31, 2022, which was filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

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

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021(unaudited) and for the period from January 14, 2021 (inception) through June 30, 2021 (unaudited), (iii) Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 (unaudited) and for the three months ended June 30, 2021 (unaudited) and for the period from January 14, 2021 (inception) through June 30, 2021 (unaudited), (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from January 14, 2021 (inception) through June 30, 2021 (unaudited) and (v) the Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gladstone Acquisition Corporation

Date: August 12, 2022	By:	/s/ Michael Malesardi
Michael Malesardi
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 12, 2022	By:	/s/ David Gladstone
David Gladstone
Chief Executive Officer, President, Chief Investment Officer and Chairman (Principal Executive Officer)