Form 10-Q
period 2022-09-30
Global System Dynamics, Inc.
filed 2022-11-14
CIK 1843248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40707

Global System Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1458374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
815 Walker Street, Ste. 1155 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 287-5800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	GSDWU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	GSD	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GSDWW	The Nasdaq Stock Market LLC

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

As of November 14, 2022, there were 10,702,330 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022, and the period from January 14, 2021 (Inception) to September 30, 2021 (unaudited)	3
	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, the three months ended September 30, 2021, and the period from January 14, 2021 (Inception) to September 30, 2021 (unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from January 14, 2021 (Inception) to September 30, 2021 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Special Note Regarding Forward-Looking Statements	16
	Overview	16
	Results of Operations	16
	Liquidity and Capital Resources	16
	Off-Balance Sheet Arrangements	17
	Contractual Obligations	17
	Critical Accounting Policies	17
	Recent Accounting Standards	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	Evaluation of Disclosure Controls and Procedures	18
	Changes in Internal Control over Financial Reporting	18
	Remediation Plan	18
PART II	OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Default Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash	$23,519	$769,484
Prepaid expenses	160,694	426,357
Total Current Assets	184,213	1,195,841
Prepaid expenses – non-current portion	—	39,110
Cash held in trust account	107,240,343	107,028,738
Total Assets	$107,424,556	$108,263,689
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$42,925	$252,894
Due to related party	13,162	11,683
Total Current Liabilities	56,087	264,577
Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	3,728,455	3,936,945
Commitments
Class A Common Stock subject to possible redemption, 10,492,480 shares at redemption value of $10.21 and $10.20 per share at September 30, 2022 and December 31, 2021	107,128,919	107,023,296
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 10,492,480 shares subject to redemption) at September 30, 2022 and December 31, 2021	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at September 30, 2022 and December 31, 2021	263	263
Additional paid-in capital	—	—
Accumulated deficit	(3,433,102)	(2,696,836)
Total Stockholders’ Deficit	(3,432,818)	(2,696,552)
Total Liabilities and Stockholders’ Deficit	$107,424,556	$108,263,689

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021,

THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(UNAUDITED)

	For the Three Months ended September 30,
	2022	2021	For the Nine Months ended September 30, 2022	For the period from January 14, 2021 (inception) to September 30, 2021
Formation and operating costs	$353,414	$354,965	$1,073,750	$355,653
Loss from operations	(353,414)	(354,965)	(1,073,750)	(355,653)

Other Income
Interest earned from Trust Account	392,826	633	443,107	633
Total other income	392,826	633	443,107	633
Net (loss) income	$39,412	$(354,332)	$(630,643)	$(355,020)
Basic and diluted weighted average shares outstanding, Class A redeemable shares	10,492,480	5,996,403	10,492,480	2,215,539
Basic and diluted net (loss) income per share, Class A redeemable shares	$0.00	$(0.04)	$(0.05)	$(0.07)
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,678,812	2,832,970	2,566,067
Basic and diluted net (loss) income per non-redeemable share	$0.00	$(0.04)	$(0.05)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022,

THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)
Net loss	—	—	—	—	—	(388,604)	(388,604)
Balance as of March 31, 2022 (Unaudited)	209,850	21	2,623,120	263	—	(3,085,440)	(3,085,156)
Net loss	—	—	—	—	—	(281,451)	(281,451)
Balance as of June 30, 2022 (Unaudited)	209,850	21	2,623,120	263	—	(3,366,891)	(3,366,607)
Re measurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(105,623)	(105,623)
Net income	—	—	—	—	—	39,412	39,412
Balance as of September 30, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,433,102)	$(3,432,818)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Original Sponsor	—	—	2,875,000	288	24,712	—	25,000
Balance as of March 31, 2021 (Unaudited)	—	—	2,875,000	288	24,712	(688)	24,312
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021 (Unaudited)	—	—	2,875,000	288	24,712	(688)	24,312
Subsequent measurement of Class A Common Stock subject to possible redemption, to redemption value (Notes 1 and 2)	—	—	—	—	(155,854)	(1,942,642)	(2,098,496)
Sale of Private Placement Warrants in connection with Initial Public Offering and Over-allotment	—	—	—	—	4,298,496	—	4,298,496
Issuance of Representative Shares in connection with Initial Public Offering and Over-allotment	209,850	21	—	—	2,098,479	—	2,098,500
Deferred Underwriters’ discount for Initial Public Offering and Over-allotment	—	—	—	—	(3,672,368)	—	(3,672,368)
Other Offering costs	—	—	—	—	(2,593,490)	—	(2,593,490)
Class B Common Stock forfeited	—	—	(251,880)	(25)	25	—
Net loss	—	—	—	—	—	(354,332)	(354,332)
Balance as of September 30, 2021 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(2,297,662)	$(2,297,378)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND

THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) TO SEPTEMBER 30, 2021

(UNAUDITED)

	For the Nine Months ended September 30, 2022	For the period from January 14, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net loss	$(630,643)	$(355,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned from Trust Account	(443,107)	(633)
Changes in operating assets and liabilities:
Prepaid expenses	304,773	(579,933)
Due to related party	1,479	18,710
Accounts payable and accrued expenses	(209,969)	195,946
Net cash used in operating activities	(977,467)	(720,930)
Cash flows from investing activities:
Investment of cash in trust account	—	(107,023,296)
Interest withdrawal from Trust Account to pay for taxes	231,502	—
Net cash provided by (used in) investing activities	231,502	(107,023,296)
Cash flows from financing activities:
Proceeds from initial public offering	—	104,924,800
Proceeds from private placement	—	4,298,496
Proceeds from sale of Common Stock to Original Sponsor	—	25,000
Proceeds from issuance of promissory note to related party	—	390,000
Payment of promissory note to related party	—	(390,000)
Payment of deferred offering costs	—	(414,693)
Net cash provided by financing activities	—	108,833,603
Net change in cash	(745,965)	1,089,377
Cash, beginning of period	769,484	—
Cash, end of period	$23,519	$1,089,377
Supplemental Disclosure of Non-Cash Activities:
Initial value of Class A Common Stock subject to redemption	$—	$100,757,438
Deferred underwriters discount payable	$—	$3,672,368
Subsequent measurement of Class A Common stock subject to possible redemption, to redemption value	$105,623	$6,265,858
Issuance of Representative Shares	$—	$2,098,500
Accrued deferred offering cost	$—	$80,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Note 1 — Organization and Business Operations

Global System Dynamics, Inc (the "Company", formally known as Gladstone Acquisition Company) is a blank check company incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (a "Business Combination").

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

The Company's sponsor is DarkPulse, Inc., a Delaware corporation (the "New Sponsor", see Note 7).

As described further in Note 4, on January 25, 2021, Gladstone Sponsor, LLC (the “Original Sponsor”) paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the "Class B Common Stock"). Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock would represent 20% of the Company's issued and outstanding stock after the Company's IPO.

The registration statement for the Company's IPO was declared effective on August 4, 2021 (the "Effective Date"). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a "Unit" and collectively, the "Units") at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 warrants (the "Private Warrants"), at a price of $1.00 per Private Warrant in a private placement to the Original Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800.

Simultaneously with the exercise of the underwriters’ over-allotment option, the Original Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. On September 23, 2021 the underwriters' over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 shares.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company's prior consent. The Original Sponsor, officers and directors (the "Initial Stockholders") have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company's obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO (the "Combination Period") or (b) with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $23,519 of cash in its operating bank account and working capital of $239,551, net of franchise tax payable that can be paid with the interest income earned on Trust Account. The Company will continue to expend working capital for operating costs, which includes costs to identify a potential target and acquire the business, in addition to accounting, audit, legal, board, franchise tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of the issuance date of this Quarterly Report on Form 10-Q, there were no amounts outstanding under any Working Capital Loans. If the Company is unsuccessful in obtaining additional working capital, it raises substantial doubt as to the Company’s ability to continue as a going concern, as further discussed below.

Going Concern

The Company has until February 9, 2023 to consummate a Business. It is uncertain that the Company will be able consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after February 9, 2023. The Company intends to close on a Business Combination.

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

The interim condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, included in our audited financial statements included in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $23,519 and $769,484 in cash as of September 30, 2022 and December 31, 2021, respectively. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Cash Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $107,240,343 and $107,028,738, respectively, in the Trust Account, which was invested in a United States Treasury money market fund.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet. The Representatives' Class A Shares are not redeemable, and are therefore included in stockholders’ deficit.

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

At September 30, 2022 and December 31, 2021, the Class A Common Stock reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$104,924,800
Less:
Proceeds allocated to Public Warrants	(1,626,335)
Issuance costs related to Class A Common Stock	(5,930,952)
Plus:
Subsequent measurement of carrying value to redemption value	9,655,783
Class A Common Stock subject to possible redemption as of December 31, 2021	107,023,296
Plus:
Remeasurement of carrying value to redemption value	105,623
Class A Common Stock subject to possible redemption as of September 30, 2022	$107,128,919

Warrant Instruments

As further discussed in Note 2 to the audited financial statements for the year ended December 31, 2021, the Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging." Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders' deficit on the condensed balance sheets. As of each of September 30, 2022 and December 31, 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.

Net Income (Loss) Per Common Share

The Company applies the two-class method in calculating earnings per share. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) allocated between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants and redemption rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

	For the Three Months ended September 30,
	2022	2021	For the Nine Months ended September 30, 2022	For the period from January 14, 2021 (inception) to September 30, 2021
Common Stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A Common Stock subject to possible redemption	$31,033	$(244,918)	$(496,569)	$(164,497)
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	10,492,480	5,996,403	10,492,480	2,215,539
Basic and Diluted (loss) income per share, Redeemable Class A common stock	$0.00	$(0.04)	$(0.05)	$(0.07)
Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$8,379	$(109,414)	$(134,074)	$(190,523)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,678,812	2,832,970	2,566,067
Basic and diluted net (loss) income per share, Non-Redeemable common stock	$0.00	$(0.04)	$(0.05)	$(0.07)

Income Taxes

The tax (or benefit) related to ordinary income (or loss) for interim periods presented is computed using an estimated annual effective tax rate and the tax (or benefit) related to all other items is individually computed and recognized when the items occur. The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021. The Company did not record a tax benefit and deferred tax asset on the losses recorded in the interim periods presented because future realization was not more likely than not in the interim periods of occurrence.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021.

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

Note 4 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Original Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company's issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of September 30, 2022 and December 31, 2021.

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

Notwithstanding the foregoing, if (1) the closing price of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the Class B Common Stock will be released from the lock-up.

Promissory Note — Related Party

The Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of September 30, 2021, the Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of September 30, 2022 and December 31, 2021, the Company has no borrowings under the Note.

Working Capital Loans

To finance transaction costs in connection with a Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $30,000 and $90,000 for the three and nine month periods ended September 30, 2022, respectively, for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021, the Company recorded an expense for administrative services of $18,710. As of September 30, 2022 and December 31, 2021, $13,162 and $11,683, respectively, were due to a related party for administrative service fees and reimbursement to Original Sponsor for out-of-pocket expenses.

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

The holders of the Representatives' Class A Shares have agreed not to transfer, assign or sell any such shares without the Company's prior consent until the completion of the Initial Business Combination. In addition, the holders of the Representatives' Class A Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account or (B) with respect to any other provision relating to stockholders' rights or pre-Initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account. The Representatives' Class A Shares are deemed to be underwriters' compensation by FINRA pursuant to FINRA Rule 5110.

Note 6 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of both September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both September 30, 2022 and December 31, 2021, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 10,492,480 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both September 30, 2022 and December 31, 2021, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

The Class B Common Stock will automatically convert into Class A Common Stock at the time of the consummation of the initial Business Combination at a ratio such that the number of Class A Common Stock issuable upon conversion of all Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of all shares of Class A Common Stock issued and outstanding (including any shares of Class A Common Stock issued pursuant to the underwriter's over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding the Representatives; Class A Shares and any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into Class A Common Stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Class B Common Stock issued to the New Sponsor, members of the Company's management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A Common Stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B Common Stock shall never be less than the initial conversion ratio. In no event will the Class B Common Stock convert into Class A Common Stock at a rate of less than one-to-one.

Public Warrants

As of both September 30, 2022 and December 31, 2021 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

Private Placement Warrants

Except as described below, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) are not be transferable, assignable or salable until after the completion of our initial business combination (except, among other limited exceptions as described under the section of the Annual Report entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Warrants,” to our officers and directors and other persons or entities affiliated with our New Sponsor).

In addition, holders of our private placement warrants are entitled to certain registration rights. In order to finance transaction costs in connection with an intended initial business combination, our New Sponsor or an affiliate of our New Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. However, as the units would not be issued until consummation of our initial business combination, any warrant underlying such units would not be able to be voted on an amendment to the warrant agreement in connection with such business combination.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these unaudited condensed financial statements were issued. Based on this, besides the below, the Company did not identify any subsequent events that would require additional adjustment or disclosure in the unaudited condensed financial statements.

On October 12, 2022 (the “Closing Date”), the Company entered into and closed a Purchase Agreement (the “Agreement”) with Gladstone Sponsor, LLC, a Delaware limited liability company ("Original Sponsor"), and DarkPulse, Inc., a Delaware corporation (the “New Sponsor”), pursuant to which the New Sponsor purchased from the Original Sponsor 2,623,120 shares of Class B common stock of the Company, par value $0.0001 per share, and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1,500,000 (the “Purchase Price”).

In addition to the payment of the Purchase Price, the New Sponsor also assumed the following obligations: (i) responsibility for all of Company’s public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of the Company to complete an initial business combination from 15 months from August 9, 2021 to 18 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to the Company.

Pursuant to the Agreement, the New Sponsor has replaced the Company’s current directors and officers with directors and officers of the Company selected in its sole discretion. In connection with the closing of the Agreement, the Company has changed its name to “Global System Dynamics, Inc.”

In addition to the Agreement, the New Sponsor also entered into the Assignment, Assumption, Release and Waiver of the Letter Agreement pursuant to which the Original Sponsor and each of the parties to the Letter Agreement (defined below) agreed that all rights, interests and obligations of the Original Sponsor under the Letter Agreement (as defined below) were hereby assigned to the New Sponsor and that the Original Sponsor will have no further rights, interests or obligations under the Letter Agreement as of the Closing Date.

The letter agreement dated August 4, 2021 (the “Letter Agreement”), was by and among the Original Sponsor, et. al., and delivered to the Company in accordance with an Underwriting Agreement, dated August 4, 2021 (the “Underwriting Agreement”), entered into by and among the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters, et. al.

Finally, in addition to the Agreement, the New Sponsor entered into the Joinder to the Registration Rights Agreement pursuant to which the Company agreed to become a party to the Registration Rights Agreement dated as of August 4, 2021 by and among the Company, the Original Sponsor, et. al.

The Agreement contains customary representations and warranties of the parties, including, among others, with respect to corporate organization, corporate authority, and compliance with applicable laws. The representations and warranties of each party set forth in the Agreement were made solely for the benefit of the other parties to the Agreement, and investors are not third-party beneficiaries of the Purchase Agreement. In addition, such representations and warranties (a) are subject to materiality and other qualifications contained in the Agreement, which may differ from what may be viewed as material by investors, (b) were made only as of the date of the Agreement or such other date as is specified in the Agreement and (c) may have been included in the Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, the Agreement is included with this filing only to provide investors with information regarding the terms of the Agreement, and not to provide investors with any other factual information regarding any of the parties or their respective businesses.

Lastly, on November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination (the “Initial Business Combination”) from November 9, 2022 to February 9, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Global System Dynamics, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “New Sponsor” refer to DarkPulse, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A "Risk Factors," and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 filed with the US Securities and Exchange Commission on March 29, 2022 (the "Annual Report"), May 16, 2022 and August 12, 2022, respectively. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three months ended September 30, 2022, we had a net income of $39,412, which was primarily related to interest earned from the Trust Account of $392,826, offset by operating costs of $353,414.

For the nine months ended September 30, 2022, we had a net loss of $630,643, which was primarily related to operating costs of $1,073,750, offset by to interest earned from the Trust Account of $443,107.

For the three months ended September 30, 2021, we had a net loss of $354,332, which was primarily related to formation and operating costs.

For the period from January 14, 2021 (inception) to September 30, 2021, we had a net loss of $355,020 which was primarily related to formation and operating costs.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

Liquidity, Capital Resources and Going Concern

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the condensed financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 6 to the condensed financial statements, at a price of $1.00 per Private Warrant in a private placement to the Original Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 3 to the condensed financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Original Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 1 to the condensed financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representatives' Class A Shares for nominal consideration.

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

As of September 30, 2022, we had $23,519 of cash in our operating bank account and working capital of $239,551, net of franchise tax payable that can be paid with the interest income earned on Trust Account. We will continue to expend working capital for operating costs, which includes costs to identify a potential target and acquire the business, in addition to accounting, audit, legal, board, franchise tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (see Note 4). As of the issuance of this Quarterly Report on Form 10-Q and December 31, 2021, there were no amounts outstanding under any Working Capital Loans. If we are unsuccessful in obtaining additional working capital, it raises substantial doubt as to our ability to continue as a going concern, as further discussed below.

We have until February 9, 2023 to consummate an Initial Business Combination. It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after February 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the New Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination or our liquidation.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2022 from those described in our Annual Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report filed on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 29, 2022 and in our Quarterly Reports for the periods ended March 31, 2022 and June 30, 2022, which were filed with the SEC on May 16, 2022 and August 12, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K (File No. 001-40707), filed March 29, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBLR document)

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021(unaudited) and for the period from January 14, 2021 (inception) through September 30, 2021 (unaudited), (iii) Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 (unaudited) and for the period from January 14, 2021 (inception) through September 30, 2021 (unaudited), (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from January 14, 2021 (inception) through September 30, 2021 (unaudited) and (v) the Notes to the Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global System Dynamics, Inc

Date: November 14, 2022	By:	/s/ Rick Iler
Rick Iler
Principal Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

