Form 10-K
period 2022-12-31
Global System Dynamics, Inc.
filed 2023-05-26
CIK 1843248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number  001-40707

GLOBAL SYSTEM DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1458374
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

815 Walker Street, Ste. 1155

Houston, TX 77002

(Address of principal executive offices and zip code)

(740) 229-0829

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $107,986,509.

As of May 17, 2023, there were 1,553,004 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GLOBAL SYSTEM DYNAMICS, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	The risk that our Sponsor, DarkPulse, is also the target of the Business Combination and the potential conflicts of interest involved;
•	our reliance on our Sponsor for our working capital needs and the ability of our Sponsor to provide working capital loans;
•	costs related to the Business Combination;
•	the inability of the parties to successfully or timely consummate the Business Combination, including the risk that any required regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect us or the expected benefits of the Business Combination, if not obtained;
•	matters discovered by the parties as they complete their respective due diligence investigation of the other parties;
•	the failure to realize the anticipated benefits of the Business Combination;
•	the failure to satisfy the conditions to the consummation of the Business Combination, including the approval of the definitive merger agreement by the stockholders of DarkPulse and of our stockholders, the satisfaction of the minimum cash requirements of the definitive merger agreement following any redemptions by our public stockholders and listing of the Combined Company stock on Nasdaq;
•	our ability prior to the Business Combination, and the Combined Company following the Business Combination, to maintain the listing of the Combined Company’s securities on Nasdaq;
•	the risk that the Business Combination may not be completed by the stated deadline of June 9, 2023 (or by August 9, 2023 if extended until then by board approval and deposit of funds by our Sponsor), and the potential failure to obtain an extension of the stated deadline;
•	the outcome of any legal proceedings that may be instituted against our company related to the Business Combination;
•	the attraction and retention of qualified directors, officers, employees and key personnel of our company prior to the Business Combination, and the Combined Company following the Business Combination;
•	future financial performance of the Combined Company following the Business Combination;
•	those factors set forth in documents we have filed, or to be filed, with the SEC.
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;
•	our potential ability to obtain additional financing to complete our Business Combination;
•	our ability to consummate a Business Combination due to the uncertainty resulting from the COVID-19 pandemic and Russia and Ukraine;
•	our public securities' potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance; or,
•	the other risks and uncertainties discussed in "Risk Factors" and elsewhere in this Annual Report and in our Form S-4 filed with the SEC.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 37 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the Securities and Exchange Commission ("the SEC") for a more detailed discussion of the principal risks (as well as certain other risks and uncertainties) that you should carefully consider before deciding to invest in our securities.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

The Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

 We may waive one or more of the conditions to the Business Combination without resoliciting stockholder approval for the Business Combination.

Unless extended, the BCA may be terminated at any time in accordance with its terms, including by either us or DarkPulse after the Termination Date of August 9, 2023 (unless extended) and you may not have the chance to vote on the Business Combination.

During the pendency of the proposed Business Combination, we will not be able to enter into a business combination with another party because of restrictions in the BCA. Furthermore, certain provisions of the BCA will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the BCA. There can be no assurance that we will find an alternative target if we are unable to consummate the Business Combination with DarkPulse.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Our Sponsor has agreed to vote in favor of the Business Combination, regardless of how our public stockholders vote.

We have incurred and expect to incur significant costs associated with the Business Combination. Whether or not the Business Combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the Business Combination is not completed.

 We rely on loans from DarkPulse, our Sponsor, for working capital to complete the Business Combination, the shortage of which could prevent closing of the Business Combination.

A significant number of shares of our Common Stock were redeemed in January 2023. The reduced liquidity and number of round-lot holders of our public shares may make it more difficult for us to meet Nasdaq’s listing requirements and to consummate the Business Combination, and as a result, our Common stock may not be very liquid following the Business Combination and we may have trouble listing and meeting the continued listing requirements on Nasdaq.

The Combined Company will be required to meet the initial listing requirements to be listed on the Nasdaq Stock Market. However, the Combined Company may be unable to maintain the listing of its securities in the future.

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

The requirement that we complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account and our Board approving the extensions) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

We will be forced to liquidate the Trust Account if we cannot consummate a business combination by June 9, 2023, with monthly extensions possible until August 9, 2023, subject to our Sponsor depositing additional funds monthly into our Trust Account and our Board approving the extensions. In the event of a liquidation, as of May 5, 2023, our public stockholders would receive approximately $10.72 per Class A Share and our Warrants will expire worthless.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, executive officers and their affiliates may elect to purchase shares or Public Warrants from public stockholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Class A Common Stock.

Our Sponsor, DarkPulse, which owns shares of common stock and Private Warrants, will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether the Business Combination is appropriate.

Our Sponsor, members of our Board and our officers have interests in the Business Combination that are different from or are in addition to other stockholders in recommending that stockholders vote in favor of approval of the Business Combination.

 If our due diligence investigation of DarkPulse was inadequate, then stockholders following the Business Combination could lose some or all of their investment.

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

 If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with its liquidation may be reduced.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Any distributions received by our stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fell due in the ordinary course of business.

Conducting the Business Combination through a merger rather than an underwritten offering presents risks to unaffiliated investors. Subsequent to completion of the Business Combination, the Combined Company may be required to take write-downs or write-offs, restructure its operations, or take impairment or other charges, any of which that could have a significant negative effect on the Combined Company’s financial condition, results of operations and the Common Stock price, which could cause our stockholders to lose some or all of their investment.

 Our stockholders who wish to redeem their public shares in connection with a proposed business combination must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders who wish to redeem their public shares in connection with the Business Combination to comply with specific requirements for redemption, described above, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the Business Combination is not consummated.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

There is no guarantee that a stockholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

Even if we consummate the Business Combination, the Public Warrants may never be in the money, and they may expire worthless.

We may redeem the unexpired redeemable Public Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Public Warrants worthless.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A Common Stock or certain exemptions are available.

If you exercise your Public Warrants on a “cashless basis,” you may receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

Our stockholders will experience immediate dilution as a consequence of the issuance of common stock as consideration in the Business Combination. Having a minority share position may reduce the influence that our current stockholders have on the management of the Combined Company.

The grant of registration rights to our Initial Stockholders (including the holders of representative shares) and holders of our Private Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

The unaudited pro forma condensed combined financial information included in our joint proxy statement may not be indicative of what the Combined Company’s actual financial position or results of operations would have been.

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

Risks Related to Combined Company’s Common Stock and the Securities Market

The Combined Company will be required to meet the initial listing requirements to be listed on the Nasdaq Stock Market. However, the Combined Company may be unable to maintain the listing of its securities in the future.

If the Business Combination’s benefits do not meet the expectations of financial or industry analysts, the market price of the Combined Company’s securities may decline.

The Combined Company’s stock price may fluctuate significantly.

 Because the Combined Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

Your percentage ownership in the Combined Company may be diluted in the future.

Nasdaq may delist the Combined Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject it to additional trading restrictions.

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

Risks Relating to Our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We are dependent upon our executive officer and directors and their loss could adversely affect our ability to operate.

Neither the Sponsor nor any of their affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

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

Our executive officer and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our officer and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations to other entities and clients of other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Certain agreements related to our IPO may be amended without stockholder approval.

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

There are no assurances that the extension recently approved by our shareholders to complete a Business Combination before August 9, 2023, will enable us to complete a business combination or any related financing.

The SEC issued proposed rules to regulate special purpose acquisition companies that, if adopted, may increase our costs and the time needed to complete our initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Since the Sponsor will lose its entire investment in us if an initial business combination is not completed, and since the Sponsor is also the target in the acquisition, it may have a conflict of interest in the approval of the proposals at the Special Meeting.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with the Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

PART I

ITEM 1. BUSINESS

Our Company

Global System Dynamics, Inc. (formerly known as Gladstone Acquisition Corporation, which we refer to as "we", "us" or the "Company") is a blank check company that was incorporated in January 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our "Initial Business Combination” or “Business Combination."

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background, and we intend to capitalize on the ability of our management team to identify and acquire a business, focusing on farming and national security sectors, including farming and national security related operations and businesses that support the those industries, where our management team has extensive experience.

We are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from our IPO, described below. To date, we have been involved in organizational activities, activities related to our initial public offering, activities related to finding a prospective business combination target, and activities related to our Initial Business Combination.

The Company's sponsor is DarkPulse, Inc., a Delaware corporation (the "Sponsor"). In addition to being the Sponsor, DarkPulse is also a party to the Merger Agreement as the target of Initial Business Combination.

Capitalization, Initial Public Offering and Initial Business Combination

As described further in the Notes to the Company's financial statements contained in this Annual Report, on January 25, 2021, Gladstone Sponsor, LLC, a Delaware limited liability company, the original sponsor (the Original Sponsor”) paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the "Class B Common Stock" or "founder shares".) Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock would represent 20% of the Company's issued and outstanding stock after the Company's IPO.

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

Simultaneously with the exercise of the underwriters' over-allotment option, the Original Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496. On September 18, 2021, the underwriters' over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 shares.

As payment for services, the underwriters received 209,850 shares of Class A Common Stock worth approximately $10.00 per share (the "Representative Shares"). Transaction costs related to the IPO and partial over-allotment exercise amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,990 of other cash offering costs, which were allocated among Class A Common Stock subject to possible redemption, the Public Warrants and Private Warrants, and stockholders' deficit.

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

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including a portion of the proceeds of the sale of the Private Warrants, was deposited in a trust account (the "Trust Account") which is being invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company's Initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company's amended and restated certificate of incorporation to (i) modify the substance or timing of the Company's obligation to provide for the redemption of its public stock in connection with an Initial Business Combination or to redeem 100% of its public stock if the Company does not complete its Initial Business Combination in the time period required by its charter or (ii) with respect to any other material provisions relating to stockholders' rights or pre-Initial Business Combination activity, and (c) the redemption of the Company's public shares if the Company is unable to complete its Initial Business Combination in the timeframe required by its charter, subject to applicable law.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Initial Business Combination and the Company does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company's prior consent. The Sponsor, officers and directors (the "Initial Stockholders") have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company's obligation to provide for the redemption of its public shares in connection with an Initial Business Combination or to redeem 100% of the public shares if the Company does not complete its Initial Business Combination in the time period required by its charter or (b) with respect to any other material provisions relating to stockholders' rights or pre-Initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

If the Company is unable to complete its Initial Business Combination in the time period required by its charter, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company's obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law.

The Company's Initial Stockholders, as well as holders of Representative Shares, agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B Common Stock and Class A Common Stock, respectively, held by them if the Company fails to complete its Initial Business Combination in the time period required by its charter. However, if the Initial Stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination in the time period required by its charter.

Recent Developments

Change in Company Officers and Directors

On October 12, 2022, David Gladstone, Terry L. Brubaker, Paul W. Adelgren, Michela A. English, John H. Outland, Anthony W. Parker, and Walter H. Wilkinson, Jr. tendered their resignations as officers and directors of our company, Michael Malesardi, Michael LiCalsi, Bill Frisbie and Bill Reiman resigned as officers of our company, and Geoff Mullins, Wayne Bale, and John Bartrum were appointed as members of the board of directors of our company. Finally, Rick Iler was appointed as Principal Executive Officer, Chief Financial Officer and Secretary of our company.

Change in Company Sponsor

DarkPulse became the Sponsor of GSD to take advantage of the popularity of Special Purpose Acquisition Companies to facilitate a listing on a major stock exchange like Nasdaq. By consummating the business combination with GSD, DarkPulse can also benefit from GSD’s existing public market listing and the investor base that comes with it. This can help DarkPulse access new sources of capital, increase liquidity for its shares, and gain greater visibility in the marketplace. Landing on a major stock exchange like Nasdaq, DarkPulse can gain access to a larger pool of institutional and retail investors who may be interested in investing in the company. This can help to increase the company's market capitalization, improve its credibility with investors, and ultimately drive long-term growth and value creation for its shareholders. Regardless of the number redemptions which will likely decrease the cash held in GSD’s Trust Account, these benefits significant and a reason for DarkPulse to help GSD facilitate a business combination, including entering into the Support Agreement.

Purchase Agreement

On October 12, 2022, we entered into and closed a Purchase Agreement (the “Purchase Agreement”) with our Original Sponsor, and our Sponsor, pursuant to which the new Sponsor purchased from the Original Sponsor 2,623,120 shares of our Class B Common Stock, par value $0.0001 per share, and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of our Class A Common Stock, par value $0.0001 per share, for an aggregate purchase price of $1,500,000 (the “Purchase Price”).

In addition to the payment of the Purchase Price, the Sponsor also assumed the following obligations: (i) responsibility for all of our public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of to complete an initial business combination from 15 months from November 9, 2022 to 18 months at February 9, 2023, for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to our company.

Pursuant to the Agreement, the Sponsor has replaced our current directors and officers with directors and an officer selected in its sole discretion. In connection with the closing of the Agreement, we have changed our name to “Global Systems Dynamics, Inc.”

In addition to the Agreement, our Sponsor also entered into the Assignment, Assumption, Release and Waiver of the Letter Agreement pursuant to which the Original Sponsor and each of the parties to the Letter Agreement (defined below) agreed that all rights, interests and obligations of the Original Sponsor under the Letter Agreement (as defined below) were hereby assigned to the Sponsor and that the Original Sponsor will have no further rights, interests or obligations under the Letter Agreement as of the Closing Date.

The letter agreement dated August 4, 2021 (the “Letter Agreement”), was by and among the Original Sponsor, et. al., and delivered to us in accordance with an Underwriting Agreement, dated August 4, 2021 (the “Underwriting Agreement”), entered into by and among our company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters, et. al.

Finally, in addition to the Agreement, the Sponsor entered into the Joinder to the Registration Rights Agreement pursuant to which we agreed to become a party to the Registration Rights Agreement dated as of August 4, 2021 by and among our company, the Original Sponsor, et. al.

Support Agreements

On October 12, 2022, in connection with the Purchase Agreement, we and the Original Sponsor terminated the administrative support agreement dated August 4, 2021.

On October 12, 2022, we entered into a letter agreement (the “Support Agreement”) with the Sponsor that commenced on the date the Original Sponsor sold all of its securities in our company in connection with the aforementioned Purchase Agreement. Under the Sponsor Agreement, the new Sponsor shall make available, or cause to be made available, to us, at 815 Walker Street, Suite 114, Houston, Texas 77002 (or any successor location of Darkpulse), certain office space, utilities and secretarial and administrative support as may be reasonably required by us. In exchange, we shall pay the new Sponsor the sum of $10,000 per month.

Additionally, our Compensation Committee has agreed to compensate our sole executive officer and board members with $10,000 monthly for their services, commencing October 2022.

Further under the Support Agreement, the Sponsor agreed to waive any and all claims to seek payment of any amounts due to it out of the trust account established for the benefit of our public stockholders.

Indemnity Agreements

We have also entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Funding for Extension and Working Capital

On November 2, 2022, February 7, 2023, March 9, 2023, April 7, 2023 and May 5, 2023, we issued notes to our Sponsor in connection with the extension of the termination date for our Business Combination from November 9, 2022 to February 9, 2023, from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023 and from May 9, 2023 to June 9, 2023, respectively.

Pursuant to the notes, the Sponsor has agreed to loan to us $1,049,248, and $83,947.13, $83,947.13, $83,947.13 and $83,947.13, respectively, and deposited the funds into our trust account. The notes bear no interest and are repayable in full upon the earlier of (i) the date on which we consummate a Business Combination, and (ii) the date that our winding up is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the $1,150,000 note may be converted into Conversion Units upon consummation of the Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The four $83,947 Notes totaling $335,788 are not convertible.

We have non-interest-bearing advances due to our New Sponsor in the principal amount of $998,677 as of April 30, 2023.

Entry into Business Combination Agreement with DarkPulse

On December 14, 2022, we entered into a Business Combination Agreement (the “BCA”) by and among our company, Zilla Acquisition Corp, a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and DarkPulse, Inc., a Delaware corporation (“Sponsor” or “DarkPulse”). Pursuant to the terms of the BCA, a business combination between us and DarkPulse will be effected through the merger of Merger Sub with and into DarkPulse, with DarkPulse surviving the merger as our wholly owned subsidiary (the “Merger”). Our board of directors has (i) approved and declared advisable the BCA, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the BCA and related transactions by our stockholders.

Pursuant to the BCA, “Merger Consideration” includes DarkPulse Common Stock and DarkPulse Common Stock that results from the conversion of the DarkPulse Preferred Stock, a number of shares of GSD shares of Common Stock equal to the Exchange Ratio. “Exchange Ratio” is (a) the Equity Value Per Share (as defined below), divided by (b) the GSD Share Value (as defined in the BCA). “Equity Value Per Share” means (a) the Equity Value (as defined below), divided by (b) the Fully Diluted Company Capitalization (as defined in the BCA). “Equity Value” is $116,518,357.65. Based on the values of the inputs in the aforementioned formula as of April 28, 2023, some of which are variable up until the day the BCA closes, DarkPulse shareholders will receive 1 share of GSD Common Stock for every 722 shares of DarkPulse Common Stock. In sum, DarkPulse’s common stock has a market value of $0.0055 as of April 28, 2023, thus, DarkPulse shareholders will receive 1 share of GSD Common Stock, valued at $10.00 pursuant to the BCA, for every 722 of their DarkPulse common stock, valued at approximately $2.88.

 The transactions contemplated by the Business Combination Agreement, and the other transactions contemplated by the other transaction documents contemplated by the Business Combination Agreement (collectively, the “Proposed Business Combination”) will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. The Business Combination and the transactions contemplated thereby were unanimously approved by the board of directors of the Company on December 14, 2022.

The Business Combination

The BCA provides, among other things, that Merger Sub will merge with and into DarkPulse, with DarkPulse as the surviving company in the merger and, after giving effect to such merger, the Company shall be a wholly-owned subsidiary of GSD. GSD will continue to be named “Global System Dynamics, Inc.” and the combined entity will trade under the symbol “DARK.”

In accordance with the terms and subject to the conditions of the BCA, at the Effective Time, among other things: (i) each GSD Class A Share and each GSD Class B Share that is issued and outstanding immediately prior to the Merger will become one share of common stock, par value $0.0001 per share, of GSD; (ii) by virtue of the Merger and without any action on the part of any Party or any other Person, each DarkPulse Share (other than DarkPulse Shares cancelled and extinguished pursuant to Section 2.1(a)(viii) of the BCA) issued and outstanding as of immediately prior to the Effective Time shall be automatically canceled and extinguished and converted into the right to receive that number of GSD Class A Shares equal to the Merger Consideration; provided, however, that any DarkPulse shares that are Restricted Shares shall be converted into restricted GSD Class A Shares, subject to the same vesting, transfer and other restrictions as the applicable Restricted Shares; (iii) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001, of DarkPulse; (vi) Dennis O’Leary, Joseph Catalino, George Pappas, Geoff Mullins, Wayne Bale and John Bartrum shall become the directors of GSD, Dennis O’Leary shall become the Chief Executive Officer of GSD and of the Surviving Company, and J. Richard Iler shall become the Chief Financial Officer of GSD, each to hold office in accordance with the Governing Documents of GSD until such director’s or officer’s successor is duly elected or appointed and qualified, or until the earlier of their death, resignation or removal; (v) by virtue of the Merger and without any action on the part of any Party or any other Person, each DarkPulse share held immediately prior to the Effective Time by DarkPulse as treasury stock shall be automatically canceled and extinguished, and no consideration shall be paid with respect thereto.

The Business Combination is expected to close in the second calendar quarter of 2023 but in no event later than August 9, 2023, following the receipt of the required approval by the stockholders of DarkPulse and our company, approval by the Nasdaq Stock Market (“Nasdaq”) of our initial listing application filed in connection with the Business Combination, the fulfillment of other customary closing conditions and the effectiveness of the Form S-4 registration statement the Company filed with the SEC.

Representations and Warranties; Covenants

The parties to the BCA have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the BCA agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of the Company and its subsidiaries during the period between execution of the BCA and the Closing. Each of the parties to the BCA has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Business Combination.

Conditions to Each Party’s Obligations

The Business Combination is subject to several closing conditions, summarized below, and notably the requirement that Nasdaq approve GSD’s initial listing application for listing of the common stock of the Combined Company on the Nasdaq Capital Market in connection with the Business Combination.

Under the BCA, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Business Combination having expired or been terminated and any other required regulatory approvals applicable to the transactions contemplated by the BCA having been obtained and remaining in full force and effect; (ii) all the DarkPulse Preferred Stock being converted to DarkPulse Common Stock prior to the Effective Time; (iii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (iv) the registration statement on Form S-4 containing the joint proxy statement/prospectus to be filed by DarkPulse and our company relating to the BCA and the Merger (the “Registration Statement”) becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), no stop order being issued by Securities and Exchange Commission (the “SEC”) and remaining in effect with respect to the Registration Statement, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (v) our initial listing application with Nasdaq in connection with the Business Combination having been approved; (vi) our Board consisting of the number of directors, and comprising the individuals, determined pursuant to the BCA; (vii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of the DarkPulse’s stockholders (the “Required Company Stockholder Consent”); (viii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of our stockholders; (ix) after giving effect to the transactions contemplated (including the PIPE Financing), we have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act of 1934, as amended (the “Exchange Act”)) immediately after the Effective Time; (x) the absence of a DarkPulse Material Adverse Effect since the date of the BCA that is continuing, and (xi) the absence of a GSD Material Adverse Effect since the date of the BCA that is continuing.

Termination

The BCA may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation, (i) by the mutual written consent of our company and DarkPulse; (ii) by our company, subject to certain exceptions, if any of the representations or warranties made by DarkPulse are not true and correct or if DarkPulse fails to perform any of its covenants or agreements under the BCA (including an obligation to consummate the Closing) such that certain conditions to the obligations of our company could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) August 9, 2023 (the “Termination Date”); (iii) by DarkPulse, subject to certain exceptions, if any of the representations or warranties made by us are not true and correct or if we fail to perform any of our covenants or agreements under the BCA (including an obligation to consummate the Closing) such that the condition to the obligations of DarkPulse could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either us or DarkPulse, if the Closing does not occur on or prior to the Termination Date, unless the breach of any covenants or obligations under the BCA by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the BCA; (v) by either us or DarkPulse, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the BCA and such order or other action shall have become final and non-appealable; or (B) if the required DarkPulse or GSD stockholder consent is not obtained; (vi) by us, if (A) DarkPulse does not deliver, or cause to be delivered to us a Transaction Support Agreement duly executed by certain DarkPulse stockholders or (B) the DarkPulse stockholders meeting has been held, has concluded, Darkulse stockholders have duly voted, and DarkPulse stockholder approval was not obtained; (vii) by us should DarkPulse not deposit into the Trust Account in a timely manner the funds necessary to extend the period for us to complete an initial business combination for an additional period of six months from February 9, 2023, in accordance with, and as required pursuant to, the BCA; and (x) by us should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the Closing Date.

In the event of the termination of this BCA, the BCA will become void (and there will be no Liability or obligation on the part of the Parties and their respective Non-Party Affiliates) with the exception of Section 5.3(a), this Section 7.2, Article VIII and Article I (to the extent related to the termination), each of which will survive such termination and remain valid and binding obligations of the Parties.

The Company Stockholder Transaction Support Agreement

Concurrently with, or with respect to a certain stockholder holding all of the shares of Series A Preferred Stock of DarkPulse, within a specified time after the signing of the BCA, the “DarkPulse Stockholder” listed on Schedule I attached to the BCA (collectively, the “Supporting Company Stockholder”) shall duly execute and deliver to GSD a transaction support agreement (the “The Company Stockholder Transaction Support Agreement”), pursuant to which, among other things, such Supporting DarkPulse Stockholder will agree to, support and vote in favor of the BCA, the Ancillary Documents to which DarkPulse is or will be a party and the transactions contemplated thereby (including the Merger).

Extension of Date to Consummation a Business Combination

On January 31, 2023, at the Special Meeting, a total of 10,079,383 (or 75.64%) of our issued and outstanding shares of Class A common stock and Class B common stock held of record as of December 21, 2022, the record date for the Special Meeting, were present either in person or by proxy, which constituted a quorum. Our stockholders voted at the Special Meeting to approve an Extension Amendment to our charter to extend the time to complete a business combination, with more than 65% voting for approval.

On January 31, 2023, we filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to extend the date by which we must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from February 9, 2023 up to August 9, 2023) or such earlier date as determined by the board of directors.

Our amended and restated certificate of incorporation requires that we provide our public stockholders an opportunity to redeem their Public Shares in connection with an amendment to our amended and restated certificate of incorporation to extend the time in which to consummate a Business Combination. The January 31, 2023 Special meeting requested shareholder approval of the Extension amendment, and thus triggered the requirement in our charter to provide its public shareholders an opportunity to redeem their Public Shares. In connection with the Special Meeting to approve the Extension Amendment, we afforded our stockholders an opportunity to redeem their Public Shares and stockholders holding 9,149,326 Public Shares (approximately 87% of the outstanding Public Shares) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $95,061,497. Following such redemptions, approximately $14,038,481 was left in trust and 1,343,154 Public Shares remain outstanding.

Our Management Team

Our management team consists solely of Rick Iler, our Principal Executive Officer and Chief Financial Officer.

J. Richard (Rick) Iler has spent his professional career in the capital markets working in positions as corporate finance, chief financial officer of both public and private companies, and institutional corporate bond salesman with leading wall street firms, e.g., BearStearns, Prudential, Kidder Peabody and Smith Barney.

His operational experience began working for an heir, (Shelton Ranch Corporation) of the legendary King Ranch working in budgeting, cash management and financing activities.  He worked with prominent joint ventures administering operating results with such notable companies as Shell, Prudential, Gulf & Western, and the Pritzker family. He has overseen financial reporting to regulatory agencies for numerous microcap public companies as chief financial officer where his duties evolved around facilitating various financings.

His treasury experience with SavingsBank, a Texas savings bank, entailed chairing the asset/liability and investment committees, where he managed a several hundred million dollar mortgage bond arbitrage guiding it through a period of an inverted yield curve returning an annualized 25% internal rate of return. His experience entailed substantial hedging experience with exchanged traded derivatives.

Throughout his career, he has been part of various investment classes of stock, debt and off balance sheet instruments in the aggregate eclipsing several hundred million in equities and debt. He has been part of high net worth, venture capital firms and leading investment banking concerns.

He has a B.S. from Grand Valley State University and attended South Texas College of Law completing nearly 2 of the 3 year JD program.

From 2018 to present, he has been self-employed as an independent consultant for various public companies.

Business Strategy

If the Proposed Business Combination with DarkPulse does not become effective, our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in an industry or sector that complements the experience of our management team and can benefit from our operational expertise. Our acquisition selection process will leverage our team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors.

In addition, we intend to utilize the networks and industry experience of each of directors in seeking an initial business combination. Over the course of their careers, the members of our management team and board have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

This network has been developed through years of business experience, including in private equity and investment banking. We expect this network will provide our management team and board with a robust and consistent flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team and board will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

The Proposed Business Combination is not guaranteed to occur, and in such event, we cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with target businesses on favorable terms. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use one or more of these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

1.       fitting the farming and national securities industries criteria we were targeting;

2.       having a fair value in excess of the initial business combination minimum requirement of $82 million (80% of the IPO amount);

3.       having a management team with the desire and ability to run a public company; and,

4.       being ready (or able to get ready in short order) to meet the SEC’s merger prospectus requirements of such as having two years of audited financial statements.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

Our initial business combination, whether effectuated through the Proposed Business Combination as set forth above or another business combination if the Proposed Business Combination does not occur, must comply with Nasdaq rules. Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our board of directors will make the determination as to the fair market value of our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We have until June 9, 2023 (which is 22 months from the closing of the initial public offering) to consummate an Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 22 months, we will, by resolution of our board if requested by our Sponsor, extend the deadline to consummate a business combination up to two times, each by an additional month for an aggregate of two months, or until August 9, 2023 (for a total of 24 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public stockholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the time available for us to consummate our Initial Business Combination for an additional month and each month thereafter, our Sponsor or its affiliates or designees must deposit into the Trust Account $0.0625 per public share remaining after redemptions on or prior to the date of the deadline. We will only be able to extend the period of time to consummate a business combination one month at a time and no more than two months total from June 9, 2023. We will issue a press release announcing any extension, at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our Initial Business Combination, but our Sponsor will not be obligated to extend such time.

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

Sourcing and Efforts with Potential Initial Business Combination Targets

Certain members of our prior management team have spent significant portions of their careers working with businesses in the farming and agricultural sectors, including farming related operations and businesses that support the farming industry, and have developed a wide network of professional services contacts and business relationships in that industry. The members of our prior board of directors also have significant executive management and public company experience with farming and agricultural related companies and brought additional relationships that further broadened our industry network.

Our Original Sponsor (a subsidiary of The Gladstone Companies, Inc., or “TGCI”) drew upon the management expertise of employees of another of TGCI’s subsidiaries to identify potential targets. That subsidiary, Gladstone Management Corporation, had a team assigned to identify, acquire and manage farmland assets on behalf of a company that it advises, Gladstone Land Corporation (a publicly-traded farmland REIT) (“Land”). Since Land is restricted by REIT rules from owning operating assets, the investment hypothesis relating to the original formation of GSD was that the Sponsor could draw on the expertise of the Land team in identifying businesses in farming and agricultural sectors, including farming related operations and businesses that support the farming industry, that would be potential investment targets for GLEE which Land was not itself interested in owning.

Over the period from the closing of the IPO in August 2021 until our Sponsor sold its interests in our Company to DarkPulse in October 2022, the team met at least weekly and evaluated over 50 potential target companies. The challenge was finding companies that fit the overall criteria including:

1.       fitting the farm and farming-related asset criteria we were targeting;

2.       having a fair value in excess of the initial business combination minimum requirement of $82 million (80% of the IPO amount);

3.       having a management team with the desire and ability to run a public company; and,

4.       being ready (or able to get ready in short order) to meet the SEC’s merger prospectus requirements of such as having two years of audited financial statements.

The Company conducted due diligence to varying degrees on the potential targets, including review of the business’ management, balance sheet, valuation, business model, stockholders, and historical and projected financials, in each case to the extent made available, among other diligence reviews. Following such reviews, and at various points in time, the Company decided to discontinue discussions with the potential targets other than DarkPulse, for one or several reasons, including preparedness for the public markets, growth potential, total addressable market, end market focus, capital requirements, market position, defensibility of business strategy, valuation, and industry trends among other reasons.

Discussion of Valuation and Reasons for the Approval of the Proposed Business Combination

Soon after the change in our Board of Directors in October of 2022, the new Board began holding regular Board meetings with key meetings, decision and events identified below. The focus of the Board meetings was due diligence on a potential target company, DarkPulse. The following chronology does not purport to catalogue every conversation or meeting among the Board, but instead is meant to provide a synopsis of events to better understand why the Board approved the Proposed Business Combination.

A meeting was held November 29, 2022, at which our Board discussed the following:

•	The Board held a lengthy discussion concerning its fiduciary responsibilities in connection with a SPAC company and business combination with a deadline of February 9, 2023, including the due diligence involved in what the prior sponsor and management had already accomplished since inception, due diligence of the current target company under a letter of intent at the time with DarkPulse, Inc., and finally whether another company would provide a better opportunity for stockholders.

•	The Board discussed the time available to complete a business combination and the legal process and logistics involved in conducting a special meeting of stockholders to consider whether to approve an extension of the deadline to complete a business combination.

Following the discussion on the points above, our Board resolved that management would prepare documents for a potential extension of the deadline to complete a business combination from February 9, 2023 to August 9, 2023 with appropriate considerations as to why an extension is necessary for the Board to consider at its next meeting.

Furthermore, our Board established procedures for conducting due diligence including:

•	The Board discussed procedurally how to engage in due diligence with respect to what the Original Sponsor and management of the Company had already accomplished along with completing a new due diligence checklist for DarkPulse to complete.

•	The Board resolved that our CFO shall take steps to obtain information on what the Original Sponsor and management had accomplished since inception of the Company to October 12, 2022, the date of the sponsor and management change.

•	The Board further resolved that outside counsel shall liaison with counsel for DarkPulse on outstanding due diligence items and to submit questions from the Board and management for follow up pertaining to the information received under the checklist.

•	The Board further resolved that the entire Board at the next meeting shall consider what additional professionals will be required, including a budget, to complete due diligence.

A meeting was held December 2, 2022, at which our Board discussed the following:

•	Approval of Board and Chief Financial Officer Compensation.

•	Examination and approval of GSD expenses and creation of a budget for due diligence.

•	A review and discussion of due diligence exercised by the previous board and criteria used with regard to past candidates.

•	Filing a Schedule 14A and holding a special meeting to extend the deadline for a business combination by two three month periods ending on August 9, 2023, with the Sponsor making deposits into the Trust Account at each three month extension.

A meeting was held December 6, 2022, at which our Board discussed the following:

•	The Board discussed company expenses and the restrictions on what the offering trust funds may be used for. Without trust funds, all due diligence, board and officer compensation will need to be paid from working capital loans from the target/sponsor. The Board discussed the limited availability of financing for DarkPulse, which had an equity line that may not be able to generate funds sufficient both for itself and to lend to our company, and how that may affect our company’s ability to pay vendors for services we would need performed.

•	The Board discussed developing a set of criteria based on the current farming set of criteria but expanded to include national security industries. The current set of criteria is as follows:

1.       fitting the farm and farming-related asset criteria we were targeting;

2.       having a fair value in excess of the initial business combination minimum requirement of $82 million (80% of the IPO amount);

3.       having a management team with the desire and ability to run a public company; and,

4.       being ready (or able to get ready in short order) to meet the SEC’s merger prospectus requirements of such as having two years of audited financial statements.

•	The Board approved developing a set of criteria based on the past farming set of criteria but expanded to include national security industries.

•	Discussion related to interfacing with DarkPulse on the company’s due diligence requests. Suggestion to invite DarkPulse to attend next meeting to have a presentation of due diligence on matters under the checklist. Also necessary is a timeline of events from counsel to meet the deadline that may be shared with DarkPulse.

A meeting was held December 13, 2022, at which our Board discussed the following:

•	The Board held discussion on the capital structure of DarkPulse, with emphasis on the classes of preferred stock designated and outstanding. The Board worked through questions on the reports for Series A Preferred Stock and Series D Preferred Stock, and was satisfied with the explanations provided by DarkPulse.

•	The Board held discussion on Dennis’ large conversion right under Series A Preferred stock at 25% of the outstanding on an as-diluted basis. The Board felt that the large amount could be a concern. The Board considered Dennis’ contributions to the company and was informed of the litigation involving the Series D Preferred Stock, all of which factors helped to alleviate the concern.

•	The Board held discussion on outstanding litigation and in particular the convertible note litigation. While these actions are a concern, the Board determined that these risks are existing and will be fully disclose as risk factors if the Board presents the deal for stockholder approval.

•	The Board held discussion on DarkPulse’s financials and projections.

•	The Board held discussion on Optilon and its cash drain to the company. GSD’s officer noted that the company is expected to make a turn next year.

•	The Board held a discussion on completing due diligence. A motion was made to conclude due diligence after receiving the various responses and submissions from DarkPulse,

•	The Board resolved to conclude due diligence of DarkPulse, to hold a meeting with Benchmark the following day to go over the financial analysis in connection with the fairness opinion, and to consider approving the BCA at the next Board meeting after the review of the financial analysis in connection with the fairness opinion and discussion with Benchmark.

A meeting was held December 14, 2022, at which the GSD Board discussed the following:

•	Representatives of Benchmark reviewed the financial analysis in connection with the fairness opinion and rendered an oral opinion to our Board, subsequently confirmed in writing on the same date by delivery of Benchmark’s written opinion addressed to our Board, to the effect that the consideration to be paid in the Business Combination pursuant to the Merger Agreement, as of that date and based on and subject to the matters considered, the procedures followed, the assumptions made and various limitations of and qualifications to the review undertaken, is fair from a financial point of view to the unaffiliated stockholders of the company.

•	Additionally, as part of their review of the financial analysis in connection with the fairness opinion, representatives of Benchmark also reviewed with the Board an analysis of the recent market valuations of DarkPulse, which Benchmark merely reviewed but did not rely upon in reaching the conclusion expressed in its Opinion. This review examined DarkPulse’s market valuations based on its closing stock price and 30-day VWAP (volume weighted average price) as of December 13, 2022, and compared the premiums to these market valuations implied by the merger consideration to the average and median premiums paid in the acquisition of OTC-traded technology companies over the last three years. DarkPulse’s market valuation was not a primary consideration for the Board since the Board did not view the market valuation of an OTC-traded stock to be efficient and necessarily reflective of the underlying fundamental value of DarkPulse.

•	The Board asked questions of the representatives of Benchmark at the meeting about the financial analysis in connection with the fairness opinion. The Board then dismissed Benchmark from the remainder of the meeting.

•	The Board further discussed the issue of DarkPulse’s financials and projections. The Board held discussion on the IP for DarkPulse, the various agreements, as well as pending agreements and the commercialization of the IP in the market. The Board noted that there has not been challenges to the DarkPulse IP.

•	The Board held discussion on the projections used in the financial analysis in connection with the fairness opinion and discussed pending contracts of DarkPulse and other matters related to financial performance.

•	The Board resolved to accept the fairness opinion, with notes to Benchmark to update the current amount of cash in trust and anticipated transaction expenses in its final analysis.

Also at the December 14, 2022 board meeting, our Board noted that it is empowered with a wide mandate to not only consider the target for a Business Combination, but also whether the proposed terms of the merger are advisable or whether the terms need to be negotiated and/or revised or whether the needs of the stockholders of our Company would be better served by alternative transactions that are available to us.

The Board held discussion on past efforts of the Original Sponsor and management team to secure a business combination with a company in the farming industry, with many candidates interviewed and considered. The Board noted its change to the criteria used to locate a suitable merger candidate to include the farming industry and the national security industry, with DarkPulse engaged in business operations designed to serve both industries. The Board reviewed a timeline prepared by counsel to effectuate a Business Combination and considered proposed SEC rules on SPACS to complete within 24 months. The Board concluded that the plan should be to complete a Business Combination, if warranted, within 24 months from the IPO. The Board noted the time remaining to complete a business combination at February 9, 2023, and decided that it should focus on whether DarkPulse is a suitable candidate as a target that would be in the best interests of stockholders.

The Board and counsel went over the material terms of the Business Combination Agreement by, between, and among the Company, the Merger Sub and DarkPulse, pursuant to which DarkPulse will merge with and into the Merger Sub with DarkPulse as the surviving company and DarkPulse shall become a wholly-owned subsidiary of GSD.

The Board had considered, among other things, the presentations and representations by the officers of the DarkPulse, the review by Benchmark of its financial analysis and fairness opinion, the due diligence conducted by us on DarkPulse, the legal memos prepared by counsel, and such other factors as our Board has deemed relevant in connection with making a decision on the matter.

After considering the foregoing and holding a discussion on the terms of the Business Combination Agreement, our Board deemed it to be advisable and in the best interest of the Company and our stockholders to enter into the Business Combination Agreement and to recommend it to stockholders.

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

Financial Position

We had funds available for an Initial Business Combination initially in the amount of approximately $108.8 million that was in the Trust Account as of December 31, 2022. However, on January 31, 2023, we held a Special Meeting of the stockholders to vote upon an amendment to our amended and restated certificate of incorporation to extend the time in which to consummate an Initial Business Combination, which we refer to as the Extension Amendment.

In connection with the Extension Amendment, stockholders holding 9,149,326 Public Shares (approximately 87% of the outstanding Public Shares) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $95,061,497. Following such redemptions, approximately $14,038,481 was left in trust and 1,343,154 Public Shares remain outstanding. As of May 5, 2023, there was $14,400,067 in the Trust Account with 1,343,154 Public Shares outstanding.

Despite the redemptions, we believe that we still offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

The format for the Proposed Business Combination is merger of target into a subsidiary of the Company, and we have chosen to obtain shareholder approval.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was approximately $10.39 per public share as of January 31, 2023 and approximately $10.43 as of March 31, 2023. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares of Class B Common Stock and Class A Common Stock held by them in connection with the completion of our Initial Business Combination.

Our public stockholders will retain their public warrants even if they redeem their Public Shares. If any of our public stockholders redeem their public shares at closing in accordance with the our charter but continue to hold public warrants after the closing, the 5,239,244 retained outstanding public Warrants would have an aggregate market value of approximately $360,450, based on the closing price on the Nasdaq of $0.0688 per Warrant as of April 28, 2023, regardless of the number of shares redeemed by public stockholders. Following the Business Combination, we may redeem outstanding warrants prior to their expiration at a time that is disadvantageous to the holder thereof, or the warrants may never be in the money and may expire worthless. Please see “Risk Factors” — "Even if we consummate the Business Combination, the Public Warrants may never be in the money, and they may expire worthless” and “We may redeem the unexpired redeemable Public Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Public Warrants worthless” for more information.

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

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock present and entitled to vote at the meeting to approve the Initial Business Combination when a quorum is present are voted in favor of the Initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and pursuant to the letter agreements, our Sponsor, officers and directors have agreed to vote any shares of Class B Common Stock held by them and any shares of Class A Common Stock acquired during or after our IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, with the 2,623,120 shares of Class B Common stock held by our Initial Stockholders with their intention to vote in favor of the Business Combination , we would not need any of the 1,343,154 public shares outstanding to be voted in favor of an Initial Business Combination (assuming only the minimum number of shares representing a quorum are voted) in order to have our Initial Business Combination approved (assuming that the Initial Stockholders do not purchase any Units or shares in the after-market after the date of this Annual Report). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we might withdraw the tender offer and not complete the Initial Business Combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. For example, the proposed Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we might not complete the Initial Business Combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

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

If our initial proposed Initial Business Combination is not completed, we may continue to try to complete an Initial Business Combination with a different target until 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account and our approving the extensions).

Extension of Time to Complete Business Combination

We have until June 9, 2023, 22 months from the closing of our IPO to consummate an Initial Business Combination. However, if we anticipate that we may not be able to consummate our Initial Business Combination within 22 months, we will, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination by an additional four times, each for a month for an aggregate of four months (for a total of 24 months to complete a business combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, public stockholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our Initial Business Combination for an additional month, our Sponsor or its affiliates or designees must deposit into the Trust Account $0.0625 per share of Class A Common Stock subject to possible redemption on or prior to the date of the deadline. We will only be able to extend the period of time to consummate a business combination a month at a time, for an additional two months in the aggregate from June 9, 2023 to August 9, 2023. We will issue a press release announcing any extension, at least three days prior to the deadline. In addition, we will issue a press release the day after the deadline, announcing whether the funds have been timely deposited. Our Sponsor and its affiliates or designees are obligated to fund the Trust Account in order to extend the time for us to complete our Initial Business Combination, but our Sponsor will not be obligated to extend such time.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account and our Board approving the extensions) to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our income and franchise taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our Initial Business Combination within the 19-month time period (subject to our Sponsor depositing additional funds into the Trust Account).

Our Sponsor, Representative, officers and directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any shares of Class B Common Stock held by them if we fail to complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, subject to our Sponsor depositing additional funds into the Trust Account). However, if our Sponsor, officers or directors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if subject to our Sponsor depositing additional funds into the Trust Account).

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income and franchise taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Initially, if we were to expend all of the net proceeds of our IPO and the sale of the Private Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to the sale of the Private Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors. In the event that our IPO expenses exceed our estimate of $550,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the IPO expenses are less than our estimate of $550,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Initial Business Combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month (subject to our Sponsor depositing additional funds into the Trust Account and Board approval of the extensions) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account and out board approving the extensions) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Our Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the completion of our Initial Business Combination. These provisions cannot be amended without the approval of the holders of at least 65% of our common stock. Our Initial Stockholders (excluding holders of the representative shares), will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	If we are unable to complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account and our Board approving the extension), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay income and franchise our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

•	Prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination;

•	We have entered into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or our officers. We, or a committee of independent directors, obtained an opinion from an independent investment banking firm that commonly renders valuation opinions that such an Initial Business Combination is fair to our company from a financial point of view;

•	If a stockholder vote on our Initial Business Combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about our Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

•	So long as we obtain and maintain a listing for our securities on Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination;

•	If our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our IPO (subject to our Sponsor depositing additional funds into the Trust Account) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares; and

•	We will not effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions. This may not be waived.

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

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters but they intend to devote as much of his time as he deems necessary, in the exercise of his business judgement, to our affairs until we have completed our Initial Business Combination. The amount of time our officer will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the Initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. We do not have an employment agreement with any member of our management team.

We have arranged for compensation to our sole officer and each of our directors of $10,000 per month commencing October 2022.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time) or more during such fiscal year, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS

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

For risk factors related to DarkPulse and the Business Combination, please review the Registration Statement on Form S-4 filed by the Company, including the preliminary proxy statement/prospectus of the Company included therein, and as further amended after the date hereof, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

The Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the Proposed Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

▪	approval of several proposals by the Company’s stockholders;
▪	receipt of all required governmental and regulatory approvals;
▪	our initial listing application with Nasdaq in connection with the Business Combination having been approved;
▪	no order, statute, rule or regulation enjoining or prohibiting the consummation of the Proposed Business Combination being in effect;
▪	the Company having at least $5,000,001 of net tangible assets as of the closing of the Proposed Business Combination, which may not be waived;
▪	the Form S-4 having become effective and no stop order being in effect; and
▪	customary financing conditions.

Specifically, under the BCA, the obligations of the parties to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Business Combination having expired or been terminated and any other required regulatory approvals applicable to the transactions contemplated by the BCA having been obtained and remaining in full force and effect; (ii) all the DarkPulse Preferred Stock being converted to DarkPulse Common Stock prior to the Effective Time; (iii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination being in effect; (iv) the registration statement on Form S-4 containing the joint proxy statement/prospectus to be filed by DarkPulse and our company relating to the BCA and the Merger (the “Registration Statement”) becoming effective in accordance with the provisions of the Securities Act, no stop order being issued by Securities and Exchange Commission and remaining in effect with respect to the Registration Statement, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (v) our initial listing application with Nasdaq in connection with the Business Combination having been approved; (vi) our Board consisting of the number of directors, and comprising the individuals, determined pursuant to the BCA; (vii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of the DarkPulse’s stockholders; (viii) the approval and adoption of the BCA and the transactions contemplated thereby by the requisite vote of our stockholders; (ix) after giving effect to the transactions contemplated (including the PIPE Financing), we have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act of 1934), immediately after the Effective Time; (x) the absence of a DarkPulse Material Adverse Effect since the date of the BCA that is continuing, and (xi) the absence of a GSD Material Adverse Effect since the date of the BCA that is continuing.

Because of these conditions, which may not all be satisfied, we cannot assure you that we will be able to consummate the Proposed Business Combination.

We may waive one or more of the conditions to the Business Combination without resoliciting stockholder approval for the Business Combination.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Business Combination, to the extent permitted by applicable laws. Our board of directors will evaluate the materiality of any waiver to determine whether amendment of this joint proxy statement/prospectus and re-solicitation of proxies is warranted. In some instances, if our board of directors determines that a waiver is not sufficiently material to warrant re-solicitation of stockholders, we have the discretion to complete the Business Combination without seeking further stockholder approval. For example, it is a condition to our obligations to close the Business Combination that there be no applicable law and no order prohibiting or preventing the consummation of the Business Combination, however, if the Board determines that any such order is not material to the business of DarkPulse, then the board may elect to waive that condition without stockholder approval and close the Business Combination. Notwithstanding the parties to the BCA cannot waive the required $5,000,001 in assets at the time of the close of the transaction.

Unless extended, the BCA may be terminated at any time in accordance with its terms, including by either us or DarkPulse after the Termination Date of August 9, 2023 (unless extended) and you may not have the chance to vote on the Business Combination.

The BCA is subject to a number of conditions which must be satisfied or waived in order to complete the Business Combination and the BCA may be terminated at any time, even prior to any extensions, under certain customary and limited circumstances, including among other reasons, by the mutual written consent of us and DarkPulse; (ii) by us, subject to certain exceptions, if any of the representations or warranties made by DarkPulse are not true and correct or if DarkPulse fails to perform any of its covenants or agreements under the BCA (including an obligation to consummate the Closing) such that certain conditions to the obligations of our company could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) August 9, 2023; (iii) by DarkPulse, subject to certain exceptions, if any of the representations or warranties made by our company are not true and correct or if we fail to perform any of our covenants or agreements under the BCA (including an obligation to consummate the Closing) such that the condition to the obligations of DarkPulse could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the August 9, 2023; (iv) by either us or DarkPulse, if the Closing does not occur on or prior to August 9, 2023, unless the breach of any covenants or obligations under the BCA by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the BCA; (v) by either us or DarkPulse, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the BCA and such order or other action shall have become final and non-appealable; or (B) if the required DarkPulse or our stockholder consent is not obtained; (vi) by us, if (A) DarkPulse does not deliver, or cause to be delivered to us a Transaction Support Agreement duly executed by certain DarkPulse stockholders or (B) the DarkPulse stockholders meeting has been held, has concluded, the DarkPulse stockholders have duly voted, and the DarkPulse stockholder approval was not obtained; (vii) by DarkPulse, should we not have timely taken such actions as are reasonably necessary to extend the period of time for it to complete an initial business combination for an additional period of six months from February 9, 2023; provided, that it shall be the obligation of DarkPulse to timely make the deposit into the Trust Account in connection with such extension, and we shall not have a right to terminate the BCA as a result of DarkPulse’s failure to make such deposit; (ix) by us should DarkPulse not deposit into the Trust Account in a timely manner the funds necessary to extend the period for us to complete an initial business combination for an additional period of six months from February 9, 2023, in accordance with, and as required pursuant to, the BCA; and (x) by us should: (A) Nasdaq not approve the initial listing application for the combined company with Nasdaq in connection with the Business Combination; (B) the combined company not have satisfied all applicable initial listing requirements of Nasdaq; or (C) the common stock of the combined company not have been approved for listing on Nasdaq prior to the Closing Date. As of the filing date of this Annual Report on Form 10-K, all funding obligations have been met.

In the period leading up to the Closing, other events may occur that, pursuant to the BCA, would require us to agree to amend the BCA to consent to certain actions or to waive rights that we are entitled to under those agreements. Such events could arise because of changes in the course of DarkPulse’s business, a request by DarkPulse to undertake actions that would otherwise be prohibited by the terms of the BCA or the occurrence of other events that would have a material adverse effect on DarkPulse’s business and would entitle us to terminate the BCA, as applicable. In any of such circumstances, it would be in the discretion of our company, acting through our Board, to grant its consent or waive our rights. As of the date of this Annual Report, we do not believe there will be any changes or waivers that our directors and officer would be likely to make after stockholder approval of the Business Combination has been obtained.

Moreover, in the event that the BCA is terminated, or a special meeting of stockholders to approve the Business Combination is not held, you may not have the chance to vote on the Business Combination.

During the pendency of the Proposed Business Combination, we will not be able to enter into a business combination with another party because of restrictions in the BCA. Furthermore, certain provisions of the BCA will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the BCA. There can be no assurance that we will find an alternative target if we are unable to consummate the Business Combination with DarkPulse.

Covenants in the BCA impede the ability of our company to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Proposed Business Combination. As a result, we may be at a disadvantage to our competitors during that period. In addition, while the BCA is in effect, neither us nor DarkPulse may solicit, assist, facilitate the making, submission or announcement of, or intentionally encourage any alternative acquisition proposal, such as a merger, material sale of assets or equity interests or other business combination, with any third party, even though any such alternative acquisition could be favorable to our stockholders than the Proposed Business Combination with DarkPulse. In addition, if the Proposed Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the BCA due to the passage of time during which these provisions have remained in effect.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the Private Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The remaining net proceeds from our IPO and the private placement of warrants after redemptions was approximately $14 million, less deferred underwriter fees, as of January 31, 2023, which may be used to complete our Initial Business Combination.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

▪	solely dependent upon the performance of a single business, property or asset, or
▪	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

Our Sponsor has agreed to vote in favor of the Business Combination, which vote will carry, regardless of how our public stockholders vote.

Our Sponsor owns approximately 62% of our outstanding common stock. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an Initial Business Combination, such Initial Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, we would not need any of the 1,343,154 Public Shares to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. Accordingly, the agreement by our Sponsor to vote in favor of our Initial Business Combination will ensure the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

We have incurred and expect to incur significant costs associated with the Business Combination. Whether or not the Business Combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the Business Combination is not completed.

We expect to incur significant transaction and transition costs associated with the Business Combination and operating as a public company following the closing of the Business Combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the BCA, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be paid by the combined company following the closing of the Business Combination. Even if the Business Combination is not completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the Business Combination is not completed.

 We rely on loans and advances from DarkPulse, our Sponsor, for working capital to complete the Business Combination, the shortage of which could prevent closing of the Business Combination.

We are a blank check company with limited resources. Since there are limits on use of the Trust Funds for our working capital in connection with the Merger, we must rely on DarkPulse, our Sponsor, management or outside sources to pay for the various expenses associated with completing a Business Combination.

For this purpose, DarkPulse has advanced to GSD non-interest bearing working capital advances. We have non-interest-bearing advances due to our New Sponsor in the principal amount of $998,677 as of April 30, 2023. If we are required to seek additional capital, we would need to continue to borrow funds from DarkPulse, or the management team or other third parties to operate or we may be forced to liquidate. Neither the Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Warrants. None of the working capital loans are convertible.

Prior to the completion of the Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we are unable to complete the Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account net of taxes payable. Consequently, our public stockholders may only receive less than $10.20 per share on our redemption of our public shares, and our warrants will expire worthless.

A significant number of shares of our Common Stock were redeemed in January 2023. The reduced liquidity and number of round-lot holders of our public shares may make it more difficult for us to meet Nasdaq’s listing requirements and to consummate the Business Combination, and as a result, our Common stock may not be very liquid following the Business Combination and we may have trouble listing and meeting the continued listing requirements on Nasdaq.

In connection with our Special Meeting of Stockholders on January 31, 2023, where the stockholders approved certain proposals giving us the right to extend the date by which it has to complete a business combination six (6) times for an additional one (1) month each time, from February 9, 2023 to August 9, 2023, a total of 9,149,326 shares were tendered for redemption (approximately 87% of the outstanding Public Shares). Approximately $95 million was withdrawn from our trust account to pay for the redemption, leaving approximately $14 million, less deferred underwriter fees, in the trust account as of January 31, 2023. As a result of the redemptions, we now have less liquidity and fewer round-lot holders of our public shares, which may make it more difficult to meet Nasdaq listing requirements. Since it is a condition to closing to receive the approval for listing by Nasdaq of the shares of our Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement, our reduced public float may make it more difficult for us to meet the Nasdaq listing requirements, and to consummate the Business Combination.

On April 5, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the preceding 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until October 2, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, our MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance with the MVLS Requirement.

While we will continue to monitor our MVLS and consider available options to regain compliance with the MVLS Requirement, which may include applying for an extension of the Compliance Date or appealing to a Nasdaq Hearings Panel, there can be no assurance that we will be able to regain compliance with the MVLS Requirement or otherwise maintain compliance with the other Nasdaq listing requirements.

Reduction in our available public float will likely also reduce the trading volume and liquidity of our securities and increase the volatility of our securities. With a significantly smaller number of stockholders, trading in the shares of the Combined Company may be limited and your ability to sell your shares in the market could be adversely affected. The Combined Company intends to apply to list its shares on the Nasdaq, and Nasdaq may not list the common stock on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Furthermore, additional shares may be redeemed in connection with the closing of the Business Combination, further reducing the Combined Company’s public float and number of stockholders, again increasing the likelihood that we are unable to meet Nasdaq listing requirements and close the Business Combination.

The Combined Company will be required to meet the initial listing requirements to be listed on the Nasdaq Stock Market. However, the Combined Company may be unable to maintain the listing of its securities in the future.

In connection with our Special Meeting of Stockholders on January 31, 2023 where the stockholders approved certain proposals giving us the right to extend the date by which we have to complete a business combination six (6) times for an additional one (1) month each time, from February 9, 2023 to August 9, 2023, a total of 9,149,326 shares were tendered for redemption (approximately 87% of the outstanding Public Shares). Approximately $95 million was withdrawn from the Trust Account to pay for the redemption, leaving approximately $14 million, less deferred underwriter fees, in the Trust Account as of January 31, 2023. As a result of the redemptions, we now have less liquidity and fewer round-lot holders of our public shares, which may make it more difficult to meet Nasdaq listing requirements. If the Combined Company fails to meet the continued listing requirements and Nasdaq delists our securities, we could face significant material adverse consequences, including:

▪	a limited availability of market quotations for its securities;

▪	a limited amount of news and analyst coverage for the Combined Company; and

▪	a decreased ability to issue additional securities or obtain additional financing in the future.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, since a large number of shares was submitted for redemption in connection with January 31, 2023 extension, we may need to restructure the transaction to arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an Initial Business Combination. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”(as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our ithoutt our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

The requirement that we complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account and our Board approving the extensions) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination by June 9, 2023 (which is 22 months from the closing of our IPO (or August 9, 2023, which is 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account and our Board approving the extensions). Consequently, such target business may have leverage over us in negotiating a business combination, both by being the Sponsor, and by knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We will be forced to liquidate the Trust Account if we cannot consummate a business combination by June 9, 2023, with monthly extensions possible until August 9, 2023, subject to our Sponsor depositing additional funds monthly into our Trust Account and our Board approving the extensions. In the event of a liquidation, our public stockholders will receive approximately $10.72 per Class A Share and our Warrants will expire worthless.

If we are unable to complete a business combination by June 9, 2023, with monthly extensions possible until August 9, 2023, subject to our Sponsor depositing additional funds monthly into our Trust Account and our Board approving the extensions, and is forced to liquidate, the per-share liquidation distribution will be approximately $10.72 based on $14,400,067 in the Trust Account as of May 5, 2023. Furthermore, public stockholders will forfeit the one-half Warrant included in the Units being redeemed. Accounting for the January 31, 2023 redemption and assuming that the remaining 1,343,154 Class A Common Shares held by public stockholders are redeemed (i.e., the maximum redemption scenario), the 5,239,244 retained outstanding public Warrants would have an aggregate market value of approximately $360,450, based on the closing price on the Nasdaq of $0.0688 per Warrant as of April 28, 2023. If a substantial number of public stockholders exercise their redemption rights, stockholders would experience dilution to the extent such Warrants are exercised for additional shares of the Combined Company’s common stock.

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

Our Sponsor, DarkPulse, which owns shares of common stock and Private Warrants, will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether the Business Combination is appropriate.

The Sponsor owns an aggregate of 2,623,120 shares of our Class B Common Stock and 4,298,496 of our Private Placement Warrants, each of which is exercisable to purchase one share of our Class A Common Stock which it purchased for $1,500,000. DarkPulse is currently the Sponsor of our company. If an initial business combination, such as the Business Combination, is not completed by June 9, 2023, with extensions possible until August 9, 2023, subject to our Sponsor depositing additional funds monthly into our trust account and the Board approving such extensions, we will be required to dissolve and liquidate. In such event, the shares of our Class B Common Stock currently held by DarkPulse, which were acquired from our Original Sponsor will be worthless because DarkPulse has agreed to waive its rights to any liquidation distributions. Consequently, identifying and selecting DarkPulse as a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of the Business Combination are appropriate and in our public stockholders’ best interest.

Our Sponsor, members of our Board and our officers have interests in the Business Combination that are different from or are in addition to other stockholders in recommending that stockholders vote in favor of approval of the Business Combination.

When considering our recommendation that our stockholders vote in favor of the approval of the Business Combination, our stockholders should be aware that our Sponsor, directors and officers have interests in the Business Combination that may be different from, or in addition to, the interests of our stockholders. These interests include:

•	DarkPulse is currently the owner of 2,623,120 shares of Class B Common Stock and 4,298,496 GSD Private Placement Warrants, each of which is exercisable to purchase one share of Class A Common Stock which it purchased for $1,500,000. DarkPulse is currently the Sponsor of our Company. If an initial business combination, such as the Business Combination, is not completed by June 9, 2023, with extensions possible until August 9, 2023, subject to GSD’s Sponsor depositing additional funds monthly into our trust account and approval of our Board, we will be required to dissolve and liquidate. In such event, the shares of Class B Common Stock currently held by DarkPulse, which were acquired from our Original Sponsor will be worthless because DarkPulse has agreed to waive its rights to any liquidation distributions.

•	As of April 9, 2023, DarkPulse has loaned us an aggregate amount of $1,301,089 in connection with the extensions from November 9, 2022 to February 9, 2023, from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, and from April 9, 2023 to June 9, 2023, before we are required to liquidate. Pursuant to the related promissory notes, DarkPulse will only be repaid from the proceeds of our Business Combination, or if no business combination is consummated, from funds held outside the Trust Account. As a result, if GSD does not consummate an initial business combination, DarkPulse is at risk of losing the entire amount.

•	We have non-interest-bearing working capital loans due to our Sponsor in the principal amount of $998,677 as of April 30, 2023. If GSD completes a Business Combination, the loan would be an intercompany loan between a parent and wholly owned subsidiary. In the event that a Business Combination does not close, GSD may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans.

•	At the special meeting of stockholders held on January 31, 2023, our stockholders voted in favor of an Extension Amendment Proposal, giving us the right to extend the deadline six times for an additional one month each time by depositing into the Trust Account $0.0625 per public share remaining after redemptions in connection with the approval for each one-month extension, up to August 9, 2023. We may now extend the deadline up to August 9, 2023, by depositing into the Trust Account for the benefit of the public stockholders $83,947.13 for each one (1) month extension (or an aggregate of $503,682.78 if the Combination Period is extended six times) in interest-free loans for the full extension of the Combination Period on an as-needed basis. Since these loans will become payable only after Closing of the Business Combination, our Sponsor will lose repayment of an aggregate $1,552,930.78 loan if the Business Combination is not completed after the full 6-month extension. If we complete a Business Combination, the loan would be an intercompany loan between a parent and wholly owned subsidiary. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the notes but no proceeds held in the Trust Account would be used to repay the notes.

•	Our Sponsor is also the target for acquisition by us as a result of BCA. The Sponsor, as the target, has an interest in completing the Business Combination as its stockholders stand to benefit from the merger consideration as well seeing that the equity it owns in our company, and the deposits made to the Trust Account, including recently to extend the date of the business combination to June 9, 2023, as well as deposits required as a result of the Extension Amendment Proposal are put to use in the Business Combination, and not liquidated and lost in a winding up of our Company.

•	If the Trust Account is liquidated, including in the event we are unable to consummate the Business Combination or an initial business combination within the required time period, the Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.20 per Public Share, or such lesser amount per Public Share as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third-party vendors or service providers (other than our independent registered public accounting firm) for services rendered or products sold to us, but only if such target business, vendor or service provider has not executed a waiver of any and all of its rights to seek access to the Trust Account.

•	The beneficial ownership of DarkPulse’s board of directors and officers of an aggregate of 73,529 shares of DarkPulse’s Series D Preferred Stock and 100 shares of DarkPulse’s Series A Preferred Stock. The Series D Preferred Stock automatically converts into DarkPulse’s Common Stock at a ratio 1 share of preferred stock for 2 shares of common stock immediately prior to a change in control event, such as in the case of the Business Combination. The 100 shares of Series A Preferred Stock automatically converts into 25% of the Combined Company on a fully diluted basis.

•	The anticipated continuation of Dennis O’Leary, Dr. Anthony Brown, and Carl Eckel, members of DarkPulse’s board of directors, as directors of DarkPulse following the Merger and Dennis O’Leary, Joseph Catalino (currently DarkPulse’s Chief Strategy Officer) as directors of GSD following the Merger.

•	Richard J. Iler, our Principal Executive Officer and Chief Financial Officer served as a consultant to DarkPulse from July, 2022 to October, 2022.

•	The exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the transaction may result in a conflict of interest when determining whether such changes or waivers are appropriate and in its stockholders’ best interest.

•	If the Business Combination is completed, Geoff Mullins, Wayne Bale, and John Bartrum will continue as members of the Combined Company’s board of directors and will be entitled to receive compensation for serving on the Combined Company’s board of directors.

•	If the Business Combination is completed, J. Richard Iler will continue as Chief Financial Officer and will be entitled to receive compensation for serving as such in the Combined Company.

 If our due diligence investigation of DarkPulse was inadequate, then stockholders following the Business Combination could lose some or all of their investment.

Even though we conducted a due diligence investigation of DarkPulse, it cannot be sure that this diligence uncovered all material issues that may be present inside DarkPulse or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of DarkPulse and its business and outside of our control will not later arise.

As a result, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we reported charges of this nature could contribute to negative market perceptions about us following the completion of the Business Combination or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their securities or a total loss to their investment.

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our business, financial condition and operating results and could divert management attention.

In the past, securities class action litigation and/or stockholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, such as the Business Combination. Any stockholder litigation and/or regulatory investigations against us, whether or not resolved in our favor, could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business and cash resources and the ultimate value our stockholders receive as a result of the Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 20th month from the closing of our IPO (or 24th month from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

 If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with its liquidation may be reduced.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that GSD is unable to complete our Initial Business Combination or make certain amendments to its amended and restated certificate of incorporation, GSD public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of income and franchise taxes paid or payable (less, in the case GSD is unable to complete its Initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Any distributions received by our stockholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fell due in the ordinary course of business.

Our Amended and Restated Certificate of Incorporation provides that, as a result of extensions made to date, it will continue in existence only until June 9, 2023, with monthly extensions possible until August 9, 2023, subject to our Sponsor depositing additional funds monthly into our trust account. If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the Trust Account will distribute the amount in its Trust Account to our public stockholders. Concurrently, we must pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure our stockholders that there will be sufficient funds for such purpose.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account as of December 31, 2022, although we cannot assure public stockholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe.

However, we may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from stockholders amounts owed to them by us.

If, after we distribute the proceeds in the Trust Account to our public stockholders, a liquidator is appointed in respect of our company, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a liquidator could seek to recover all amounts received by stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to creditors and/or having acted in bad faith, thereby exposing itself to claims of damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Conducting the Business Combination through a merger rather than an underwritten offering presents risks to unaffiliated investors. Subsequent to completion of the Business Combination, the Combined Company may be required to take write-downs or write-offs, restructure its operations, or take impairment or other charges, any of which that could have a significant negative effect on the Combined Company’s financial condition, results of operations and the Common Stock price, which could cause our stockholders to lose some or all of their investment.

Conducting the Business Combination through a merger rather than an underwritten offering presents risks to unaffiliated investors. Such risks include the absence of a due diligence investigation conducted by an underwriter that would be subject to liability for any material misstatements or omissions in a registration statement. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the business plan and any underlying financial assumptions. In this transaction there is no independent third-party underwriter selling the shares of Common Stock of the Combined Company, and, accordingly, the Combined Company’s stockholders (including GSD’s public stockholders) will not have the benefit of an independent review and due diligence investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Although we have conducted due diligence on DarkPulse’s business, we cannot assure our stockholders that this due diligence has identified all material issues that may be present in DarkPulse’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of DarkPulse’s business and outside of our and DarkPulse’s control will not later arise. As a result of these factors, the Combined Company may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in reporting losses. Further, although we performed a due diligence review and investigation of DarkPulse in connection with the Business Combination, we have different incentives and objectives in the Business Combination than an underwriter would in a traditional initial public offering, and therefore our due diligence review and investigation should not be viewed as equivalent to the review and investigation that an underwriter would be expected to conduct. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the Combined Company’s liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Combined Company or its securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of its obtaining debt financing thereafter. Accordingly, any of our stockholders or warrant holders who choose to remain stockholders or warrant holders of the Combined Company following the business combination could suffer a reduction in the value of their securities. These stockholders or warrant holders are unlikely to have a remedy for the reduction in value.

In addition, because the Combined Company is not conducting a traditional underwritten initial public offering, security or industry analysts may not provide, or may be less likely to provide, coverage of the Combined Company. Investment banks may also be less likely to agree to underwrite securities offerings on behalf of the Combined Company than they might if the Combined Company conducted a traditional underwritten initial public offering, because they may be less familiar with the Combined Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Combined Company’s Common Stock could have an adverse effect on the Combined Company’s ability to develop a liquid market for the Common Stock.

 Our stockholders who wish to redeem their public shares in connection with a proposed business combination must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We are requiring stockholders who wish to redeem their Class A Common Shares to either tender their certificates to Continental or to deliver their GSD Class A Common Shares to Continental electronically using the DTC’s DWAC (Deposit/Withdrawal At Custodian) System as of two business days before any special meeting of the shareholders to approve the BCA. The requirement for physical or electronic delivery ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is consummated. Any failure to observe these procedures will result in a loss of redemption rights in connection with the vote on the Business Combination.

Stockholders who wish to redeem their GSD Class A Common Shares for a pro rata portion of the Trust Account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline.

In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

In addition, holders of outstanding units of Global System must separate the underlying public shares and public warrants prior to exercising redemption rights with respect to the public shares. If you hold units registered in your own name, you must deliver the certificate for such units or deliver such units electronically to Continental Stock Transfer & Trust Company with written instructions to separate such units into public shares and public warrants. This must be completed far enough in advance to permit the mailing of the public share certificates or electronic delivery of the public shares back to you so that you may then exercise your redemption rights with respect to the public shares following the separation of such public shares from the units.

If a broker, dealer, commercial bank, trust company or other nominee holds your units, you must instruct such nominee to separate your units. Your nominee must send written instructions by facsimile to Continental Stock Transfer & Trust Company. Such written instructions must include the number of units to be split and the nominee holding such units. Your nominee must also initiate electronically, using DTC’s DWAC system, a withdrawal of the relevant units and a deposit of the corresponding number of public shares and public warrants. This must be completed far enough in advance to permit your nominee to exercise your redemption rights with respect to the public shares following the separation of such public shares from the units. While this is typically done electronically on the same business day, you should allow at least one full business day to accomplish the separation. If you fail to cause your public shares to be separated in a timely manner, you will likely not be able to exercise your redemption rights.

We will require our public stockholders who wish to redeem their public shares in connection with the Business Combination to comply with specific requirements for redemption, described above, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the Business Combination is not consummated.

If we require public stockholders who wish to redeem their public shares in connection with the proposed Business Combination to comply with specific requirements for redemption, as described above, and the Business Combination is not consummated, we will promptly return such certificates to our public stockholders. Accordingly, investors who attempted to redeem their public shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for shares of our Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

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

There is no guarantee that a stockholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

We can give no assurance as to the price at which a stockholder may be able to sell its public shares in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of the Business Combination may cause an increase in our share price and may result in a lower value realized now than a stockholder might realize in the future had the stockholder redeemed their shares. Similarly, if a stockholder does not redeem their shares, the stockholder will bear the risk of ownership of the public shares after the consummation of the Business Combination, and there can be no assurance that a stockholder can sell its shares in the future for a greater amount than the redemption price. A stockholder should consult, and rely solely upon, the stockholder’s own tax and/or financial advisor for assistance on how this may affect his, her or its individual situation.

Even if we consummate the Business Combination, the Public Warrants may never be in the money, and they may expire worthless.

The exercise price for Public Warrants is $11.50 per share. There can be no assurance that the Public Warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of Public Warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and GSD, dated on or about August 4, 2021 (the “Warrant Agreement”) provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, GSD may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. GSD’s ability to amend the terms of the warrants with the consent of a majority of the then-outstanding Public Warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Common Stock purchasable upon exercise of a warrant.

We may redeem the unexpired redeemable Public Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Public Warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give 30 days’ prior written notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, it may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

We are not registering the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, GSD has agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, GSD will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective within 60 business days following GSD’s Initial Business Combination and to maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. GSD cannot assure you that it will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order.

If the shares of Class A Common Stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the issuance of the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If and when the warrants become redeemable by us, it may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

If you exercise your Public Warrants on a “cashless basis,” you may receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

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

Our stockholders will experience immediate dilution as a consequence of the issuance of common stock as consideration in the Business Combination. Having a minority share position may reduce the influence that our current stockholders have on the management of the Combined Company.

It is anticipated that upon completion of the Business Combination, the existing DarkPulse stockholders will own approximately 11,651,836 shares of the Combined Company, GSD’s public stockholders (other than PIPE Investors) will own approximately 1,343,154 shares of the Combined Company, the DarkPulse CEO is expected to hold a large number of the 11,651,836 DarkPulse shares of the Combined Company, the PIPE Investors, if included, will own shares of the Combined Company, and the Representative will own shares of the Combined Company.

The ownership percentage with respect to the Combined Company does not take into account (i) the redemption of any public Class A Common Shares by GSD’s public stockholders (other than the redemptions recently completed in connection with the Extension Amendment), (ii) shares obtainable upon exercise of the conversion features of notes issued by GSD, (iii) the issuance of any additional shares upon the closing of the Business Combination under the Incentive Plan, or the shares issuable to noteholders of DarkPulse under the Merger Agreement. If the actual facts are different from these assumptions (which they are likely to be), the percentage ownership retained by GSD’s stockholders in the Combined Company will be different.

The table below presents possible sources of dilution and the extent of such dilution that non-redeeming public holders of GSD Class A Common Shares could experience in connection with the Closing across a range of varying redemption scenarios. In an effort to illustrate the extent of such dilution, the table below does not assume the exercise of public GSD Warrants, private GSD Warrants, or issuance of any equity awards under the Incentive Plan. Future shares issued under equity compensation plans and existing DarkPulse convertible notes are not included in any of the scenarios below.

	Scenario 1 Assuming No Redemptions		Scenario 2 Assuming 25% Redemptions
Equity Capitalization Summary	Shares	%	Shares	%
DarkPulse Stockholders	11,651,836	89.66%	11,651,836	92.04%
GSD Public Stockholders(1)	1,343,154	10.34%	1,007,366	7.96%
Total common stock	12,994,990	100.0%	12,659,201	100.0%

	Scenario 3 Assuming 50% Redemptions		Scenario 2 Assuming 75% Redemptions
Equity Capitalization Summary	Shares	%	Shares	%
DarkPulse Stockholders	11,651,836	94.55%	11,651,836	97.20%
GSD Public Stockholders(1)	671,577	5.45%	335,789	2.80%
Total common stock	12,323,413	100.0%	11,987,624	100.0%

	Scenario 5 Assuming Maximum Redemptions
Equity Capitalization Summary	Shares	%
DarkPulse Stockholders	11,651,836	100%
GSD Public Stockholders(1)	0	0%
Total common stock	11,651,836	100.0%

____________

(1)	Under Scenario 5, assumes redemptions of 1,343,154 GSD Class A Common Shares for aggregate redemption payments of $14,038,481 million using a per-share redemption price of $10.45 as of December 31, 2022

The grant of registration rights to our Initial Stockholders (including the holders of representative shares) and holders of our Private Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, GSD’s Initial Stockholders and their permitted transferees can demand that GSD register the shares of Class A Common Stock into which founder shares are convertible, holders of our Private Warrants and their permitted transferees can demand that GSD register the Private Warrants and the Class A Common Stock issuable upon exercise of the Private Warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that GSD register such warrants or the Class A Common Stock issuable upon conversion of such warrants, and holders of the representative shares may demand that GSD register such representative shares. The registration rights will be exercisable with respect to the founder shares and the Private Warrants and the Class A Common Stock issuable upon exercise of such Private Warrants.

GSD will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make the Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of GSD’s Class A Common Stock that is expected when the shares of common stock owned by GSD’s Initial Stockholders, holders of GSD Private Warrants or holders of GSD working capital loans or their respective permitted transferees are registered.

The unaudited pro forma condensed combined financial information included in our joint proxy statement may not be indicative of what the Combined Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information in our joint proxy statement is presented for illustrative purposes only and is not necessarily indicative of what Combined Company’s actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated.

The representative may have a conflict of interest if they render services to us in connection with our Initial Business Combination.

We may elect to engage EF Hutton, division of Benchmark Investments, LLC (who is the representative of the underwriters of our IPO) to assist us in connection with our Initial Business Combination. The representative shares held by the representative and its designees of the representative will also be worthless if we do not consummate an Initial Business Combination, in addition to their deferred fees. Therefore, if the representative provides services to us in connection with our Initial Business Combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

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

Risks Related to Combined Company’s Common Stock and the Securities Market

The Combined Company will be required to meet the initial listing requirements to be listed on the Nasdaq Stock Market. However, the Combined Company may be unable to maintain the listing of its securities in the future.

If the Combined Company fails to meet the continued listing requirements and Nasdaq delists its securities, the Combined Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	a limited amount of news and analyst coverage for the Combined Company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future

If the Business Combination’s benefits do not meet the expectations of financial or industry analysts, the market price of the Combined Company’s securities may decline.

The market price of the Combined Company’s securities may decline as a result of the Business Combination if:

•	the Combined Company does not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the Business Combination on the financial statements is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of decreasing stock prices.

The Combined Company’s stock price may fluctuate significantly.

The market price of the Combined Company’s common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in the Combined Company’s results of operations due to factors related to its business;

•	success or failure of the Combined Company’s business strategies;

•	competition and industry capacity;

•	changes in interest rates and other factors that affect earnings and cash flow;

•	the Combined Company’s level of indebtedness, ability to make payments on or service indebtedness and the Combined Company’s ability to obtain financing as needed;

•	the Combined Company’s ability to retain and recruit qualified personnel;

•	the Combined Company’s quarterly or annual earnings, or those of other companies in the industry;

•	announcements by us or the Combined Company’s competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover, or positively cover, the Combined Company’s common stock after the Business Combination;

•	changes in earnings estimates by securities analysts or the Combined Company’s ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of the Combined Company and its industry;

•	overall market fluctuations unrelated to the Combined Company’s operating performance;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting the Combined Company’s business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.

Low trading volume for the Combined Company’s common stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on the Combined Company’s stock price volatility.

Should the market price of the Combined Company’s shares drop significantly, stockholders may institute securities class action lawsuits against the Combined Company. A lawsuit against the Combined Company could cause it to incur substantial costs and could divert the time and attention of management and other resources.

 Because the Combined Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

The Combined Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of the Combined Company’s securities would be your sole source of gain on an investment in such securities for the foreseeable future.

Your percentage ownership in the Combined Company may be diluted in the future.

Stockholders’ percentage ownership in the Combined Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that the Combined Company will be granting to directors, officers and other employees. The Combined Company’s board of directors has adopted the incentive plan for the benefit of certain of its current and future employees, service providers and non-employee directors. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of the common stock.

From time-to-time, the Combined Company may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly-issued shares of Combined Company common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of its common stock.

Issuing additional shares of the Combined Company’s capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of the Combined Company’s common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit the Combined Company’s ability to pay dividends to the holders of its common stock. The Combined Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond the Combined Company’s control, which may adversely affect the amount, timing, or nature of future offerings. As a result, current stockholders bear the risk that future offerings may reduce the market price of the Combined Company’s common stock and dilute their percentage ownership.

Nasdaq may delist the Combined Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject it to additional trading restrictions.

The Combined Company has applied to have its Common Stock and warrants to acquire the Combined Company’s Common Stock listed on Nasdaq. The Combined Company expects that its securities will be listed on Nasdaq at or promptly after the consummation of the Business Combination. Following the date the shares of the Combined Company’s Common Stock and warrants are eligible to trade separately, the Combined Company anticipates that the shares of its Common Stock and warrants will be separately listed on Nasdaq. The Combined Company cannot guarantee that its securities will be approved for listing on Nasdaq. Although the Combined Company expects to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, it cannot assure you that its securities will be, or will continue to be, listed on Nasdaq in the future or prior to our Initial Business combination. In order to continue listing the Combined Company’s securities on Nasdaq prior to our Initial Business combination, it must maintain certain financial, distribution and stock price levels. Generally, the Combined Company must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of its securities (generally 300 public holders). Additionally, in connection with the Business Combination, the Combined Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of its securities on Nasdaq. For instance, the Combined Company’s stock price would generally be required to be at least $4.00 per share, its stockholders’ equity would generally be required to be at least $5.0 million and it would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of its securities. The Combined Company’s cannot assure you that it will be able to meet those initial listing requirements at that time.

Once listed on Nasdaq, an active trading market for the Combined Company’s securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained. If Nasdaq delists any of the Combined Company’s securities from trading on its exchange and the Combined Company is not able to list such securities on another national securities exchange, the Combined Company’s Common Stock may have to be listed on OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange. If the Combined Company’s securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, the liquidity and price of its securities may be more limited than if it were listed on Nasdaq or another national exchange. In such event, the Combined Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	more limited liquidity for its securities;

•	a determination that the Combined Company’s Common Stock is a “penny stock” which will require brokers trading in the Combined Company’s Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-Initial Business Combination activity). We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of the consummation of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or (ii) vote on any Initial Business Combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common stock or shares of preferred stock:

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

Risks Relating to Our Management Team

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

We are dependent upon our executive officer and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officer and directors. We believe that our success depends on the continued service of our officer and directors, at least until we have completed our Initial Business Combination. In addition, our executive officer and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Neither the Sponsor nor any of their affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect we may benefit from our Sponsor of relationships and processes for sourcing and evaluating potential acquisition targets, neither it nor any of its affiliates has any legal or contractual obligation to seek on our behalf or present to us investment opportunities that might be suitable for our business, and they may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with our Sponsor or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Moreover, even if our Sponsor or one of its affiliates refers an opportunity to us, there can be no assurance that such an opportunity will result in an acquisition agreement or a business combination.

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

Our executive officer and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officer and directors are not required to, and will not, commit any period of time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination.

Our officer and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations to other entities and clients of other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officer and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations to other entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary, contractual or other obligations, he or she will honor his or her fiduciary, contractual or other obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. However, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

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

In addition, our Sponsor and our officer and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our Initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

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

In light of the involvement of our Sponsor, executive officer and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities or clients of entities may compete with us for business combination opportunities. Aside from the Proposed Business Combination with our Sponsor, our Sponsor, officer and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, other than the Sponsor in connection with the Proposed Business Combination, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in our criteria and such transaction was approved by a majority of our independent and disinterested directors. Despite our choosing to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of the consideration to be paid by us in a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officer, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described below and elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting relating to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of our additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods described below.

We previously issued a balance sheet dated August 9, 2021 in Form 8-Ks that were filed on August 13, 2021 and August 19, 2021. In those previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001. Thus, we can only complete a Business Combination and continue to exist as a public company if there is sufficient public shares that do not redeem at the Business Combination and so we believed it was appropriate to classify the portion of our public shares required to keep our stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated our application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by us to complete our initial Business Combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the changes and determined that the overall impacts were material to the previously presented financial statements. We, in consultation with our Audit Committee, concluded that our previously issued financial statements should be restated to report all public shares as temporary equity. As such, we restated our previously issued balance sheet dated August 9, 2021 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Additionally, we currently only have one officer, and lack proper segregation of duties due to limited personnel. We also lack a formal review process related to financial reporting that includes multiple levels of review. In addition, we have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, particularly the process of recording due to related party and accrued expenses. We plan to remedy this weakness by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals. Our management will need additional time to monitor and assess the ultimate effectiveness of the remediation steps.

As a result of the above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Our management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we have implemented additional accounting and financial analyses related to the classification of our public shares as temporary equity versus permanent equity and also consulting with subject matter experts.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

The Company will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, our New Sponsor or an affiliate or certain of our officers and directors may, but are not obligated to, provide us with working capital loans.

We have until June 9, 2023, with monthly extensions possible until August 9, 2023, subject to GSD’s Sponsor depositing additional funds monthly into GSD’s trust account and our Board approving the extensions, to consummate an Initial Business Combination. It is uncertain that we will be able consummate an Initial Business Combination by either date. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, "Presentation of Financial Statements - Going Concern", management has determined that the liquidity condition mentioned above and mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

In connection with the Special Meeting held on January 31, 2023, stockholders holding 9,149,326 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $95,061,497. Following such redemptions, approximately $14,038,481 was left in the trust account and 1,343,154 public shares remain outstanding.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least a majority of the warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders collectively beneficially own approximately 62% of our common stock and may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officer and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account) or with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We have not selected any specific business combination target, aside from the proposed Business Combination, but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our Initial Business Combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

▪	costs and difficulties inherent in managing cross-border business operations;
▪	rules and regulations regarding currency redemption;
▪	complex corporate withholding taxes on individuals;
▪	laws governing the manner in which future business combinations may be effected;
▪	exchange listing and/or delisting requirements;
▪	tariffs and trade barriers;

▪	regulations related to customs and import/export matters;

▪	local or regional economic policies and market conditions;

▪	unexpected changes in regulatory requirements;

▪	challenges in managing and staffing international operations;

▪	longer payment cycles;

▪	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

▪	currency fluctuations and exchange controls;

▪	rates of inflation;

▪	challenges in collecting accounts receivable;

▪	cultural and language differences;
▪	employment regulations;
▪	underdeveloped or unpredictable legal or regulatory systems;
▪	corruption;
▪	protection of intellectual property;
▪	social unrest, crime, strikes, riots and civil disturbances;
▪	regime changes and political upheaval;
▪	terrorist attacks and wars; and
▪	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such Initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

There are no assurances that the extension recently approved by our shareholders to complete a Business Combination before August 9, 2023, will enable us to complete a business combination or any related financing.

Even though we recently extended the date in which to complete a business combination until August 9, 2023, subject to four additional monthly deposits of funds by our Sponsor, we can provide no assurances that the Business Combination will be consummated prior to the extended date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. We expect to seek shareholder approval of the Business Combination following the SEC declaring an Form S-4 effective, which includes our preliminary proxy statement and prospectus for the Business Combination. The Form S-4 has been filed but has not yet been declared effective by the SEC, and we cannot complete the Business Combination unless the Form S-4 is declared effective. As of the date of this Annual Report, we cannot estimate when the S-4 will be filed, or when and if, the SEC will declare the Form S-4 effective. Additional extensions past the extension date may be required, which may subject us and our stockholders to additional risks and contingencies that would make it more challenging for us to complete the Business Combination or a transaction with an alternative target if we cannot complete the Proposed Business Combination with DarkPulse.

Unless extended, the BCA may be terminated at any time in accordance with its terms, including by either us or DarkPulse after February 9, 2023 (or monthly thereafter until August 9, 2023 if extended until then by our Sponsor depositing additional funds to the trust account), and you may not have the chance to vote on the Business Combination if the BCA is terminated beforehand.

Under the terms of the BCA, DarkPulse is not required to consummate the Business Combination if we do not have at least $5,000,001 in available cash (including proceeds in connection with any private placement or any other alternative financing arrangement mutually agreed upon by the parties and prior to giving effect to the payment of unpaid expenses and liabilities) immediately prior to the consummation of the Business Combination (after taking into account payments required to satisfy redemptions by the Company’s stockholders) (the “Minimum Cash Condition”). There can be no assurance that we can meet this Minimum Cash Condition or secure an alternative financing transaction to support the Business Combination, or that we will find an alternative target if we are unable to consummate the Business Combination with DPLS.

We are required to offer stockholders the opportunity to redeem shares in connection with any additional extensions, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve the Business Combination. Even if such extension or the Business Combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to meet the Minimum Cash Condition or to consummate the Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with additional extensions and the Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

The SEC issued proposed rules to regulate special purpose acquisition companies that, if adopted, may increase our costs and the time needed to complete our initial business combination.

With respect to the regulation of special purpose acquisition companies like us (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and to the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. Additional extensions past the August 9, 2023 may be required, which may subject us and our stockholders to additional risks and contingencies that would make it more challenging for us to complete the Business Combination or a transaction with an alternative target if we cannot complete the Business Combination with DPLS.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 22 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The Company would then be required to complete our Initial Business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which may not complete its business combination within 24 months after the effective date of the IPO Registration Statement. There are no assurances that the Extension will enable us to complete a business combination within 24 months. Given possible delays, possible amendments to the BCA, and potential restructuring of the Business Combination, we may seek a further extension, past the Extension Date, to a date beyond 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Since the Sponsor will lose its entire investment in us if an initial business combination is not completed, and since the Sponsor is also the target in the acquisition, it may have a conflict of interest in the approval of the proposals at the Special Meeting.

There will be no distribution from the Trust Account with respect to the Company’s warrants and convertible working capital loan and note issued to its Sponsor, which will expire worthless in the event of our winding up. In the event of a liquidation, our Sponsor will not receive any monies held in the Trust Account as a result of its ownership of 2,623,120 shares of Class B Common Stock and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock that were purchased from the previous sponsor of the Company on October 12, 2022. As a consequence, a liquidating distribution will be made only with respect to the public shares.

The Sponsor is also the target for acquisition by our company as a result of the BCA. We are not prohibited from pursuing a business combination with a business that is our Sponsor, or affiliated with our Sponsor, officers or directors. The Sponsor, as the target, however, may have an interest in completing the business combination as its shareholders stand to benefit from the merger consideration as well seeing that the equity it owns in our company, and the deposits made to the Trust Account, including recently to extend the date of the business combination to February 9, 2023, are put to use in the business combination, and not liquidated in a winding up of our company.

In addition, our Principal Executive Officer and Chief Financial Officer, before becoming an officer for our company, worked for the Sponsor as a financial consultant and was paid a monthly salary. In light of these concerns, we have obtained an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, that our business combination is fair to our unaffiliated shareholders from a financial point of view. Despite this, the personal and financial interests of our Sponsor may have influenced its motivation in identifying and selecting the Sponsor as target for its target business combination and consummating the Business Combination in order to close the Business Combination and therefore may have interests different from, or in addition to, your interests as a stockholder in connection with the proposals at the Special Meeting.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with the Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely (the “Notice”). Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our public shares in connection with the Extension may subject us to the excise tax, unless one of the two exceptions above apply. Redemptions would only occur if the Extension Amendment Proposal is approved by our stockholders and the Extension is implemented by the Board.

If the deadline for us to complete a Business Combination is extended beyond August 9, 2023, our public stockholders will have the right to require us to redeem their public shares. Any redemption, such as the redemptions that took place in January 2023, or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year following a Redemption Event and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S.

business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. Our Sponsor is a U.S. entity, and the officers and directors of our Sponsor are U.S. persons save one director who is Canadian. Our sponsor is not controlled by and does not have substantial ties with a non-U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive the value in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination, particularly in Europe since that region includes Russia, and any target business with which we ultimately consummate a business combination, although we are not seeking a target business in Russia. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 815 Walker Street, Ste. 1155, Houston, TX 77002. The Company pays the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Public Warrant, are traded on Nasdaq under the symbol "GSDWU". Our Class A Common Stock is traded on Nasdaq under the symbol "GSD", and our redeemable Public Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50, are traded on Nasdaq under the symbol "GSDWW".

(b) Holders

As of March 23, 2023, there were six holders of our Class A Common Stock, two holders of record of our warrants and one holder of record of our Units.

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

No

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

We paid transaction costs related to the IPO, including the partial over-allotment option exercise, of $6,265,859, consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representative Shares and $494,990 of other cash offering costs. The proceeds of the sale of the Units and the Private Warrants in the IPO, including pursuant to the partial exercise of the over-allotment option, not held in the Trust Account or used for offering expenses, were reserved for working capital purposes.

Issuer Purchases of Equity Securities

A total of 9,149,326 Public Shares were redeemed on January 31, 2023 in connection with the Special Meeting to extend the date to consummate a Business Combination.

Item    6.  [reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

Change in Company Officers and Directors

On October 12, 2022, David Gladstone, Terry L. Brubaker, Paul W. Adelgren, Michela A. English, John H. Outland, Anthony W. Parker, and Walter H. Wilkinson, Jr. tendered their resignations as officers and directors of our company, Michael Malesardi, Michael LiCalsi, Bill Frisbie and Bill Reiman resigned as officers of our company, and Geoff Mullins, Wayne Bale, and John Bartrum were appointed as members of the board of directors of our company. Finally, Rick Iler was appointed as Principal Executive Officer, Chief Financial Officer and Secretary of our company.

Change in Company Sponsor

DarkPulse became our Sponsor to take advantage of the popularity of Special Purpose Acquisition Companies to facilitate a listing on a major stock exchange like Nasdaq. By consummating the business combination with us, DarkPulse can also benefit from our existing public market listing and the investor base that comes with it. This can help DarkPulse access new sources of capital, increase liquidity for its shares, and gain greater visibility in the marketplace. Landing on a major stock exchange like Nasdaq, DarkPulse can gain access to a larger pool of institutional and retail investors who may be interested in investing in the company. This can help to increase the company's market capitalization, improve its credibility with investors, and ultimately drive long-term growth and value creation for its shareholders. Regardless of the number redemptions which will likely decrease the cash held in our Trust Account, these benefits significant and a reason for DarkPulse to help us facilitate a business combination, including entering into the Support Agreement.

Purchase Agreement

On October 12, 2022, we entered into and closed a Purchase Agreement with our Original Sponsor, and our Sponsor, pursuant to which the new Sponsor purchased from the Original Sponsor 2,623,120 shares of our Class B Common Stock, par value $0.0001 per share, and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of our Class A Common Stock, par value $0.0001 per share, for an aggregate purchase price of $1,500,000 (the “Purchase Price”).

In addition to the payment of the Purchase Price, the Sponsor also assumed the following obligations: (i) responsibility for all of our public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline of to complete an initial business combination from 15 months from November 9, 2022 to 18 months at February 9, 2023, for an additional $1,150,000, and (iii) all other obligations and liabilities of the Original Sponsor related to our company.

Pursuant to the Agreement, the Sponsor has replaced our current directors and officers with directors and an officer selected in its sole discretion. In connection with the closing of the Agreement, we have changed our name to “Global Systems Dynamics, Inc.”

Funding for Extension

On November 2, 2022, February 7, 2023, March 9, 2023, April 7, 2023 and May 5, 2023, we issued notes to our Sponsor in connection with the extension of the termination date for our Business Combination from November 9, 2022 to February 9, 2023, from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023 and from May 9, 2023 to June 9, 2023, respectively.

Pursuant to the notes, the Sponsor has agreed to loan to us $1,049,248, and $83,947.13, $83,947.13, $83,947.13 and $83,947.13, respectively, and deposited the funds into our trust account. The notes bear no interest and are repayable in full upon the earlier of (i) the date on which we consummate a Business Combination, and (ii) the date that our winding up is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the $1,150,000 note may be converted into Conversion Units upon consummation of the Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The four $83,947 Notes totaling $335,788 are not convertible.

Entry into Business Combination Agreement with DarkPulse

On December 14, 2022, we entered into a Business Combination Agreement (the “BCA”) by and among our company, Zilla Acquisition Corp, a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and DarkPulse, Inc., a Delaware corporation (“Sponsor” or “DarkPulse”). Pursuant to the terms of the BCA, a business combination between us and DarkPulse will be effected through the merger of Merger Sub with and into DarkPulse, with DarkPulse surviving the merger as our wholly owned subsidiary (the “Merger”). Our board of directors has (i) approved and declared advisable the BCA, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the BCA and related transactions by our stockholders.

Extension of Date to Consummation a Business Combination

On January 31, 2023, at the Special Meeting, a total of 10,079,383 (or 75.64%) of our issued and outstanding shares of Class A common stock and Class B common stock held of record as of December 21, 2022, the record date for the Special Meeting, were present either in person or by proxy, which constituted a quorum. Our stockholders voted at the Special Meeting to approve an Extension Amendment to our charter to extend the time to complete a business combination, with more than 65% voting for approval.

On January 31, 2023, we filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to extend the date by which we must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from February 9, 2023 up to August 9, 2023) or such earlier date as determined by the board of directors.

Our amended and restated certificate of incorporation requires that we provide our public stockholders an opportunity to redeem their Public Shares in connection with an amendment to our amended and restated certificate of incorporation to extend the time in which to consummate a Business Combination. The January 31, 2023 Special meeting requested shareholder approval of the Extension amendment, and thus triggered the requirement in our charter to provide its public shareholders an opportunity to redeem their Public Shares. In connection with the Special Meeting to approve the Extension Amendment, we afforded our stockholders an opportunity to redeem their Public Shares and stockholders holding 9,149,326 Public Shares (approximately 87% of the outstanding Public Shares) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $95,061,497. Following such redemptions, approximately $14,038,481 was left in trust and 1,343,154 Public Shares remain outstanding.

Results of Operations

For the year ended December 31, 2022, we had a net loss of $788,408, which was primarily related to operating costs of $1,859,845, offset by interest earned from the Trust Account of $1,253,494 and provision for income tax of $182,057.

For the period from January 14, 2021 (inception) through December 31, 2021, we had a net loss of $663,517, which primarily consisted of formation and operating costs of $759,636, partially offset by interest earned from the Trust Account of $5,442 and a change in fair value of overallotment liability of $90,677.

The Company will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest.

For the year ended December 31, 2022, cash used in operating activities was $992,506. Net loss of $788,408 and interest earned from Trust Account of $1,253,494 were primarily offset by other operational activities including amounts due to related party and prepaid assets which generated $306,632 and $415,550, respectively. Cash used in investing activities of $817,746 was contributed by extension payment of $1,049,248, slightly offset by interest withdrawal from Trust Account to pay for taxes of $231,502. Cash provided by financing activities was $1,049,248 which was composed of proceeds from issuance of convertible promissory note to related party.

For the period from January 14, 2021 (inception) through December 31, 2021, cash used in operating activities was $960,526 which was primarily composed of net loss of $663,517 and prepaid expenses of $465,467, slightly offset by accounts payable and accrued expenses which generated $252,894. Cash used in investing activities was $107,023,296 which was composed of investment of cash in Trust Account. Cash provided by financing activities was $108,753,306 which was primarily composed of proceeds from initial public offering and private placements in the amounts of $104,924,800 and $4,298,496, respectively, slightly offset by payments of deferred offering costs and promissory note to related party in the amounts of $494,990 and $240,000, respectively.

Liquidity, Capital Resources and Going Concern

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the consolidated financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 6 to the consolidated financial statements, at a price of $1.00 per Private Warrant in a private placement to the Original Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 3 to the consolidated financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Original Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 1 to the consolidated financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representatives' Class A Shares for nominal consideration.

Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representatives' Class A Shares and $494,990 of other cash offering costs.

After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, we had $2,023,122 in our operating bank account and working capital of $1,475,504. As of December 31, 2021, we had $769,484 of cash in our operating bank account and working capital of $931,264.

As of December 31, 2022, we had $8,480 of cash in our operating bank account and working capital deficit of $1,544,585, net of franchise tax and federal income tax payable of approximately 268,000 that can be paid with the interest income earned on Trust Account. We will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of December 31, 2022, there were no outstanding balances under Working Capital Loans and $1,049,248 outstanding to our New Sponsor under the Convertible Promissory Note for extensions on the completion of our business combination. As of April 30, 2023, we had non-interest-bearing working capital loans due to our New Sponsor in the principal amount of $998,677 and $1,049,248 outstanding to our New Sponsor under the Convertible Promissory Note for extensions on the completion of our business combination, as well as non-convertible promissory and non-interest bearing notes in the aggregate amount of $335,788 for extensions on the completion of our business combination.

We have until June 9, 2023 to consummate an Initial Business Combination, unless extended on a monthly basis through August 9, 2023, provided that the New Sponsor requests an extension each month, the Board approves the extension request each month and provided further that the New Sponsor contributes monthly deposits into the Trust Account as required by our charter. It is uncertain that we will be able consummate an Initial Business Combination by June 9, 2023 or through the months intervening until August 9, 2023. If an Initial Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after June 9, 2023, or August 9, 2023, if the option to extend is fully exercised. The Company intends to close on a Business Combination, however, no assurance can be given that this will occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the New Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support and compensation to our sole officer and directors of $10,000 per month for their services. We began incurring the administrative fees on August 4, 2021 and compensation fees on October 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination or our liquidation.

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of December 31, 2022, the Company has borrowed $1,049,248 under this loan.

Critical Accounting Estimates

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Instruments

We account for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging." Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders' deficit on the consolidated balance sheets.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815, conversion features that do not meet the definition of a derivative do not require bifurcation. We have determined that the convertible promissory note conversion features do not meet the definition of a derivative as it fails the net settlement requirement. As a result, the conversion feature embedded within the convertible promissory note does not require bifurcation and will remain embedded within the debt instrument. As such, the carrying value of the convertible promissory note is recognized at cost and presented as a liability on the accompanying consolidated balance sheets.

Class A Common Stock Subject to Possible Redemption

We account for our Class A Common Stock Subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as shareholders’ deficit. Our shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our consolidated balance sheets. The Representatives' Class A Shares are not redeemable and are therefore included in stockholders’ deficit.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the subsequent measurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) allocated between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants and redemption rights issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate and the convertible note is exercisable into 104,925 Conversion Units (as defined in Note 4) which include 104,925 shares of Class A Common Stock and warrants that are exercisable into 52,462 shares of Class A Common Stock. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

Recent Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, particularly the process of recording due to related party and accrued expenses and (iii) accounting for complex financial instruments.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Annual Report, our directors and executive officer are as follows:

Name	Age	Position
Rick Iler	71	Principal Executive Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Geoff Mullins	48	Director
Wayne Bale	60	Director
John Bartrum	57	Director

Rick Iler

J. Richard (Rick) Iler has spent his professional career in the capital markets working in positions as corporate finance, chief financial officer of both public and private companies, and institutional corporate bond salesman with leading wall street firms, e.g., BearStearns, Prudential, Kidder Peabody and Smith Barney.

His operational experience began working for an heir (Shelton Ranch Corporation) of the legendary King Ranch working in budgeting, cash management and financing activities.  He worked with prominent joint ventures administering operating results with such notable companies as Shell, Prudential, Gulf & Western, and the Pritzker family. He has overseen financial reporting to regulatory agencies for numerous microcap public companies as chief financial officer where his duties evolved around facilitating various financings.

His treasury experience with SavingsBank, a Texas savings bank, entailed chairing the asset/liability and investment committees, where he managed a several hundred million dollar mortgage bond arbitrage guiding it through a period of an inverted yield curve returning an annualized 25% internal rate of return. His experience entailed substantial hedging experience with exchanged traded derivatives.

Throughout his career, he has been part of various investment classes of stock, debt and off balance sheet instruments in the aggregate eclipsing several hundred million in equities and debt. He has been part of high net worth, venture capital firms and leading investment banking concerns.

He has a B.S. from Grand Valley State University and attended South Texas College of Law completing nearly 2 of the 3 year JD program.

From 2018 to present, he has been self-employed as an independent consultant for various public companies such as Fortune Rise Acquisition Corporation and as a director to privately held InfoGPS Networks, Inc.

Geoff Mullins

Geoffrey Mullins (48) is a seasoned government relations and communications professional with nearly three decades of policy, issue advocacy, and campaign experience at both the federal and state level. After several years on Capitol Hill as a Congressional staff member, he worked in the business community for national and state-level trade associations and grassroots organizations. In the private sector, Geoff worked for a political communications and technology company providing strategic public affairs support to Fortune 500 and national trade association clients. In the year 2000, he had the pleasure of helping plan and successfully implement the Republican National Convention held in Philadelphia.

For the last fifteen years, he has combined his professional experience with his love of the outdoors through work with NGOs advocating for fish and wildlife habitat conservation, clean water protections, Everglades restoration, fisheries management, Farm Bill conservation, public lands issues, and sportsmen's access.

Geoff is an avid sportsman, fly fisherman, and boater and serves on the Board of Directors of Fly Fishers International. He and his wife and son live in Washington, DC and south Florida.

From 2007 to 2018, he was employed by the Theodore Roosevelt Conservation Partnership as its Chief Operating and Communications Officer. From 2019 to present, he was employed by The Everglades Foundation as its Chief Programs Officer.

Geoff is qualified to serve as our director because he has nearly three decades as a seasoned strategic planning, government relations, and communications professional of organization management, policy, issue advocacy, and campaign experience at both the federal and state level and he has an understanding of the national security industry. After several years on Capitol Hill as a Congressional staff member, he worked in the business community for national and state-level trade associations and grassroots organizations, which we believe will prove invaluable. In the private sector, Geoff has worked for a political communications and technology company providing strategic public affairs support to Fortune 500 and national trade association clients.

Wayne Bale

Wayne E. Bale (60), has over 30 years’ experience leading projects for the U.S. Air Force and the Federal Government with extensive Federal contracting experience in all phases of project management from inception to acquisition through implementation. A career leader, he has managed teams facilitating customer interaction, proposal development, and operation execution, and served as Chief of Global Communications for the Air National Guard (ANG) Bureau in Washington DC. In this role he was responsible for the integration of ANG fixed and tactical communications systems and units. He led an integrated team of military, government civilian, and contractor engineers responsible for Base Communications field support at 88 flying Wings, 8 Combat Communications Groups, 23 Combat Communications Squadrons and 19 Engineering Installations Squadrons with a total life cycle value of over $1B in communications assets. As Commander of the 241st Engineering Installation Squadron, he led a worldwide engineering and installation mission. He is responsible for major system upgrades for numerous military installations. He is credited with leading his team to an Outstanding rating on a critical Air Force compliance inspection; a first for an engineering installation unit. A master strategist, Wayne developed operational plans, requirements, and logistical support for over 15,000 ANG personnel. He led the implementation of the Joint Incident Site Communication (JISC) system, and wireless networks. Additionally, he led the acquisition strategy development for the “One Air Force, One Network (1AF1N)” program. Wayne is a graduate of Western Illinois University with a degree in Business Administration.

From 2015 to 2019, he was employed by Rivada Networks as its VP of Federal Services. From November 2019 to April 2021, he was employed by Kizano Corp. as its Executive Vice President of Business Development. From April 2021 to present, he has been working as an Independent Consultant in Federal Markets and Various sales capacities.

Wayne is qualified to serve as our director not only because of his vast leadership and federal experience, but also because of his military background and understanding of the national security industry. He has a current Top Secret Security clearance which allows us to access markets that are closed to businesses without proper clearance and access. He can provide strategic direction on development of federal programs and how to access the government departments and agencies as well as the government systems that enable federal contracting. His strategic advice in this regard is paramount to our strategic plans with regard to the federal government as a market. He has years of experience navigating the Washington DC military industrial complex. He also has substantial experience specifically in developing and executing federal contracts as well as understanding the Federal Acquisitions Regulation (FAR).

John Bartrum

The CEO of Brightstar Innovations Group, LLC, John J. Bartrum (56), is a Capitol Hill veteran and retired federal Senior Executive Service career official with over 38 years of federal appropriations, healthcare, life science, defense, veterans and regulatory experience. An Air Force Major General, John is the Reserve Mobilization Assistant to the Air Force and Space Force Surgeon General. Elected as a Fellow in the National Academy of Public Administration.

In his prior federal positions, he advised both parties as a majority senior professional staffer to the US House Appropriations Committee from 2009 to 2017. He was responsible for policy and funding issues relating to the National Institutes of Health and its 27 institutes, Centers for Medicare and Medicaid Services, Centers for Disease Control and Prevention and Biomedical Advanced Research and Development Agency, among others; and the pharmaceutical and life sciences sector more broadly. While in the House of Representatives position, he was instrumental in developing the Ebola supplemental bill, including designing the infectious disease hospital network; the emergency management and public health response to the Zika virus; and Superstorm Sandy funding. Prior to this position, he was an Associate Director of the National Institutes of Health (NIH) as its Budget Director.

John previously served in the National Security Division of the Office of Management and Budget (OMB) in the Executive Office of the President, responsible for advising on key activities in the Departments of Defense and Veterans Affairs, including wartime supplemental requests for medical, research and healthcare operations.

In addition to his substantial general government operations and healthcare experience, John has over 38 years of military experience in both active duty and as a reserve officer. Major General Bartrum, a combat veteran, is the senior Air Force Reserve Medical and Medical Service Corps (Healthcare Executive) officer. As the mobilization assistant to the Surgeon General of the Air Force and Space Force, he assists in the leadership for a $6.1 billion health system involving a 44,000-person integrated health care delivery system serving 2.6 million beneficiaries at 76 Air Force military treatment facilities worldwide. In 2020, he was mobilized as the Government-wide COVID-19 Emergency Support Function-8 (Public Health and Medical Services) Deputy Incident Manager. John enhanced the interagency doctrine and oversaw the coordination of the joint federal agency medical response. He was recognized with many awards for this activity to include the Department of Health and Human Services Pinnacle Medal, Defense Superior Service Medal, and the Federal Health Care Executive Award for Excellence from the American Hospital Association.

 John was a Partner in a global law firm where he advised numerous corporate clients on federal government policy and operational issues related to health/life sciences, biomedical, veterans/defense, education/training, and general government issues. John currently is a board member on two biomedical start-ups.

From February 2017 to May 2019, he was a partner at Squire Patton Boggs where he provided strategic and legal advice in areas related to public policy, health care, government finance, and defense related areas. From June 2019 to present, he was employed by Brightstar Innovations Group, LLC as its Chief Executive Officer.

John is qualified to serve as our director because of his vast experience in the national security industry.

There are no family relationships between or among the outgoing directors and executive officers and the persons appointed to become directors and executive officers.

None of the Company’s newly appointed officers and directors have had any material direct or indirect interest in any of the Company’s transactions or proposed transactions over the last two years.

Committee Appointments

Audit Committee

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

Our Compensation Committee has agreed to compensate our sole executive officer and board members with $10,000 monthly for their services, commencing October 2022.

Nominating and Corporate Governance Committee

The board of directors recently formed its nominating and corporate governance committee. The nominating and corporate governance committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the nominating and corporate governance committee’s composition and meetings. The nominating and corporate governance committee charter, along with the charters for the other committees, is available on our website www. gsd.xyz.com.

The nominating and corporate governance committee’s responsibilities, which are discussed in detail in its charter, include the responsibility to:

•	Develop qualifications and criteria for selecting and evaluating directors and nominees;
•	Consider and propose director nominees;
•	Make recommendations to the Board regarding Board compensation;
•	Make recommendations to the Board regarding Board committee memberships;
•	Develop and recommend to the Board corporate governance guidelines;
•	Facilitate an annual assessment of the performance of the Board and each of its standing committees;
•	Consider the independence of each director and nominee for director; and
•	Perform other functions or duties deemed appropriate by the Board.

The nominating and governance committee was just formed, and the entire board fulfilled these functions prior.

As a result of recent departures from the board and the new appointments, the committees of the board of directors currently consists of the following members:

John Bartrum: Chair of nominating and corporate and governance committee, member of audit committee and compensation committee

Wayne Bale: Chair of compensation committee, member of audit committee and nominating and corporate governance committee

Geoff Mullins: Chair of audit committee, member of compensation committee and nominating and corporate governance committee.

Number and Terms of Office of Officers and Directors

We currently have three directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. We have filed with the SEC a registration statement on Form S-4 on February 14, 2023 including proxy materials in the form of a proxy statement, as amended or supplemented from time to time, for the purpose of soliciting proxies from the stockholders of our company to vote in favor of the BCA and the other proposals as set forth therein at a special meeting of the stockholders of the Company and to register certain securities of the Company with the SEC. In the S-4, we have also nominated our existing three board members for election.

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

Board Meetings

During our 2022 fiscal year, there nine meetings of our board of directors, seven meetings of our audit committee and five meetings of our compensation committee. All of our directors attended at least 75% of the meetings held during fiscal year 2022. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

Nasdaq listing standards require that a majority of the Company’s board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s board of directors has determined that Geoff Mullins, Wayne Bale, and John Bartrum are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code is available to stockholders in the Governance section of our website at www.gsd.xyz. Information contained on our website is not part of this Annual Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our Initial Stockholders have agreed to waive their redemption rights with respect to any shares of Class B Common Stock and any public shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to any shares of Class B Common Stock and held by them if we fail to consummate our Initial Business Combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the shares of Class B Common Stock will not be transferable, assignable by our Sponsor until the earlier to occur of: (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, if the reported last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our Initial Business Combination. With certain limited exceptions, the Private Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until after the completion of our Initial Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

•	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our Initial Business Combination. The warrants would be identical to the Private Warrants.

•	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with extension payments to prolong the time to consummate the business combination agreement.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
John Bartrum	Global System Dynamics, Inc.	Acquisition Corp	Board Member
	Hessian Labs, Inc	Start-up Bio-Tech	Board Member
	GanD, Inc	Start-up Bio Tech	Board Member
	Brightstar Innovations Group, LLC	Strategic Advising/Consulting	CEO
	U.S. Air Force Reserves	Protect and Defend USA	Reserve Military Officer
	J&G Real Estate Inv. Inc.	Passive Rental Property	President
Geoffrey Mullins	Global System Dynamics, Inc.	Acquisition Corporation	Board Member
	Fly Fishers International	501c3 organization	Board Member
Rick Iler	Fortune Rise Acquisition Corporation	Acquisition Corporation	CEO/CFO
	InfoGPS Networks, Inc.	Private Cybersecurity Company	Co-Founder/Board Member
	Origin Clear	Water filtration	Independent Contractor
Wayne Bale	None

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

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

ITEM 11. EXECUTIVE COMPENSATION

Until the change in our Sponsor, officers and directors, none of our executive officers or directors have received any cash compensation for services rendered to us, other than (i) our non-employee directors who receive an annual cash retainer of $10,000, $1,000 cash payment for each meeting of the board of directors and an additional $1,000 cash payment for each committee meeting attended (if such committee meeting took place on a day other than when the full board of directors met) and (ii) the chairman of each of the audit committee and compensation committee who receive an additional annual cash payment of $3,000 for their additional services in these capacities. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

In light of the change in Sponsor, officers and directors, effective December 2, 2022, our Compensation Committee decided to pay our sole officer and members of the board of directors $10,000 monthly retroactively starting October 2022.

In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their respective affiliates. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination. Other than the aforementioned compensation, payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our Initial Business Combination.

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

Our directors have been nominated for election and our sole officer has been included as the CFO in the Combined Company, as described in the S-4 registration statement that we filed with the SEC. Notwithstanding, we do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment..

The following table shows for the fiscal years ended December 31, 2021 and 2022, certain information with respect to the compensation of all our non-executive directors:

Name	Fees Earned or Paid in Cash	Total
Paul W. Adelgren*	$—	$—
Michela A. English*	$—	$—
Caren D. Merrick**	$—	$—
John H. Outland*	$—	$—
Anthony W. Parker*	$—	$—
Walter H. Wilkinson, Jr.*	$—	$—
John Batrum	$30,000	$30,000
Geoff Mullins	$30,000	$30,000
Wayne Bale	$30,000	$30,000

* resigned on October 12, 2022

** Ms. Merrick was a director until her resignation on January 8, 2022.

The following table shows for the fiscal years ended December 31, 2021, certain information with respect to the compensation of all our non-executive directors:

Name	Fees Earned or Paid in Cash	Total
Paul W. Adelgren	$6,110	$6,110
Michela A. English	$7,110	$7,110
Caren D. Merrick	$7,110	$7,110
John H. Outland	$9,342	$9,342
Anthony W. Parker	$8,342	$8,342
Walter H. Wilkinson, Jr.	$6,110	$6,110

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units, as the warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Common Stock(1)		Class B Common Stock(2)
Name and Address of Beneficial Owner(2)	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
DarkPulse, Inc.	—	—	2,623,120 (3)	100%
Rik Iler	—	—	—	—
John Bartrum	—	—	—	—
Geoff Mullins	—	—	—	—
Wayne Bale	—	—	—	—
All executive officers and directors as a group (4 individuals)	—	—	2,623,120	100%
Over 5% Stockholders:
Saba Capital Management, L.P., 405 Lexington Avenue, 58th Floor, New York, New York 10174	597,960 (4)	38.5%	—	—
Lighthouse Investment Partners, LLC 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410	766,557 (5)	49.3%	—	—
Periscope Capital Inc. 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2	753,598 (6)	48.5%	—	—
Shaolin Capital Management LLC 7610 NE 4th Court, Suite 104 Miami FL 33138	748,264 (7)	48.1%	—	—
Weiss Asset Management LP 222 Berkeley St., 16th floor Boston, Massachusetts 02116	345,415 (8)	22.2%	—	—
Yakira Capital Management, Inc. 1555 Post Road East, Suite 202, Westport, CT 06880	132,964 (9)	8.5%	—	—

(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and sole investment power with respect to the shares indicated as beneficially owned. Percentages are determined in accordance with SEC rules and regulations and are based upon 1,553,004 shares of Class A Common Stock and 2,623,120 shares of Class B Common Stock outstanding on February 14, 2023.
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 815 Walker Street, Ste. 1155 Houston, TX 77002.
(3)	Represents 2,623,120 shares of Class B Common Stock of the Company. The Class B Common Stock will automatically convert into shares of our Class A Common Stock on a one-for-one basis, subject to adjustment, at the time of our Initial Business Combination. Dennis O’Leary is the beneficial owner of DarkPulse, Inc.
(4)	Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on February 14, 2022, in which Saba Capital Management, L.P. reported that it and its related entities have shared voting and dispositive power over 597,960 shares of Class A Common Stock.
(5)	Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 14, 2023, in which Lighthouse Investment Partners, LLC reported that it and its related entities have shared voting and dispositive power over 766,557 shares of Class A Common Stock.
(6)	Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 13, 2023, in which Periscope Capital Inc. reported that it has shared voting and dispositive power over 753,598 shares of Class A Common Stock.
(7)	Information shown is based solely on information reported by the filer on a Schedule 13G filed with the SEC on February 14, 2023, in which Shaolin Capital Management LLC reported that it has sole voting and dispositive power over 748,264 shares of Class A Common Stock.
(8)	Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on February 10, 2023, in which Weiss Asset Management LP reported that it and its related entities have shared voting and dispositive power over 345,415 shares of Class A Common Stock.
(9)	Information shown is based solely on information reported by the filer on a Schedule 13G/A filed with the SEC on February 13, 2023, in which Yakira Capital Management, Inc. reported that it and its related entities have shared voting and dispositive power over 132,964 shares of Class A Common Stock.

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

The holders of the representative shares have agreed not to transfer, assign or sell any such shares without our prior consent until the completion of our initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 22 months from the closing of the offering (or 24 months from the closing of the offering, if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds into the trust account as described in more detail in this prospectus) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 22 months from the closing of the offering (or 24 months from the closing of the offering, if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds into the trust account as described in more detail in this prospectus). The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In January 2021, we issued an aggregate of 2,875,000 shares of Class B Common Stock to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. The number of shares of Class B Common Stock issued was determined based on the expectation that such Class B Common Stock would represent 20% of the outstanding shares upon completion of our IPO (excluding the representative shares and the Private Warrants and underlying securities). Up to 375,000 shares of Class B Common Stock held by our Sponsor were subject to forfeiture by our Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On September 18, 2021, 251,880 shares of Class B Common Stock were forfeited as a result of the underwriters’ over-allotment option exercise. The shares of Class B Common Stock (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On August 9, 2021, in connection with the IPO and the issuance and sale of the Units, the Company consummated (i) the private placement of 4,200,000 Private Warrants to the Sponsor, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, subject to adjustment, at a price of $1.00 per Private Warrant. There are no redemption rights or liquidating distributions from the Trust Account with respect to the shares of Class B Common Stock or Private Warrants, which will expire worthless if we do not consummate a business combination within 22 months from the closing of our IPO (or 24 months from the closing of our IPO, if we extend the period of time to consummate a business combination, subject to our Sponsor depositing additional funds into the Trust Account). Subsequently, on August 18, 2021, the Underwriter partially exercised its over-allotment option in part, and the closing of the issuance and sale of an additional 492,480 Units at a purchase price of $10.00 per Unit. In connection with this partial over-allotment option exercise, the Company issued an additional 98,496 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant and an additional 9,850 Representative Shares to the Underwriter for nominal consideration, also on August 18, 2021.

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

Until the change in our Sponsor, officers and directors, none of our executive officers or directors have received any cash compensation for services rendered to us, other than (i) our non-employee directors who receive an annual cash retainer of $10,000, $1,000 cash payment for each meeting of the board of directors and an additional $1,000 cash payment for each committee meeting attended (if such committee meeting took place on a day other than when the full board of directors met) and (ii) the chairman of each of the audit committee and compensation committee who receive an additional annual cash payment of $3,000 for their additional services in these capacities. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we will reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

In light of the change in Sponsor, officers and directors, effective December 2, 2022, our Compensation Committee decided to pay our sole officer and members of the board of directors $10,000 monthly retroactively starting October 2022.

As of December 31, 2022, $318,315 was due to a related party for administrative services fees and reimbursement to New Sponsor for out-of-pocket expenses. As of December 31, 2021, $11,683, was due to a related party for administrative service fees and reimbursement to Original Sponsor for out-of-pocket expenses.

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

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, if the New Sponsor does not elect to have the loan repaid on the date on which the Company consummates the Initial Business Combination, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Our directors have been nominated for election and our sole officer has been included as the CFO in the Combined Company, as described in the S-4 registration statement that we filed with the SEC. Notwithstanding, we do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The holders of the shares of Class B Common Stock, representative shares and Private Warrants, including units that may be issued upon conversion of working capital loans (and in each case holders of their underlying shares, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

The extension loan has no “piggy-back” registration rights.

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

On October 12, 2022, we entered into and closed the Purchase Agreement with the Initial Sponsor, and DarkPulse, pursuant to which DarkPulse purchased from the Initial Sponsor 2,623,120 shares of GSD Class B Common Stock of GSD, and 4,298,496 GSD Private Placement Warrants for the Purchase Price of $1,500,000.

In addition to the payment of the Purchase Price, DarkPulse also assumed the following obligations: (i) responsibility for all of our public company reporting obligations, (ii) the right to provide an extension payment and extend the deadline to complete an initial business combination from 15 months from August 9, 2021 to 24 months for an additional $1,150,000, and (iii) all other obligations and liabilities of the Initial Sponsor related to GSD.

Pursuant to the Purchase Agreement, DarkPulse replaced our current directors and officers with directors and officers of DarkPulse selected in its sole discretion.

In addition to the Purchase Agreement, DarkPulse also entered into the Assignment, Assumption, Release and Waiver of the Letter Agreement pursuant to which the Initial Sponsor and each of the parties to the Letter Agreement (defined below) agreed that all rights, interests and obligations of the Initial Sponsor under the Letter Agreement (as defined below) were assigned to DarkPulse and that the Initial Sponsor will have no further rights, interests or obligations under the Letter Agreement as of the Purchase Closing Date.

The Letter Agreement was by and among the Initial Sponsor, et. al., and delivered to us in accordance with the Underwriting Agreement.

Finally, in addition to the Purchase Agreement, DarkPulse entered into the Joinder to the Registration Rights Agreement pursuant to which DarkPulse agreed to become a party to the Registration Rights Agreement dated as of August 4, 2021 by and among our company, the Initial Sponsor, et. al.

On October 12, 2022, in connection with the Purchase Agreement, we and the Initial Sponsor terminated the administrative support agreement dated August 4, 2021.

On October 12, 2022, we entered into the Support Agreement with DarkPulse that commenced on the date the Initial Sponsor sold all of its securities in our company in connection with the aforementioned Purchase Agreement. Under the Sponsor Agreement, DarkPulse will make available, or cause to be made available, to us, at 815 Walker Street, Suite 114, Houston, Texas 77002 (or any successor location of Darkpulse), certain office space, utilities and secretarial and administrative support as may be reasonably required by us. In exchange, we will pay DarkPulse $10,000 per month.

Further, under the Support Agreement, DarkPulse agreed to waive any and all claims to seek payment of any amounts due to it out of the Trust Account established for the benefit of the public stockholders of our company.

On November 2, 2022, February 7, 2023, March 9, 2023, April 7, 2023 and May 5, 2023, we issued notes to our Sponsor in connection with the extension of the termination date for our Business Combination from November 9, 2022 to February 9, 2023, from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023 and from May 9, 2023 to June 9, 2023, respectively.

Pursuant to the notes, the Sponsor has agreed to loan to us $1,049,248, and $83,947.13, $83,947.13, $83,947.13, and $83,947.13, respectively, and deposited the funds into our trust account. The notes bear no interest and are repayable in full upon the earlier of (i) the date on which we consummate a Business Combination, and (ii) the date that our winding up is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the $1,150,000 note may be converted into Conversion Units upon consummation of the Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The four $83,947 Notes totaling $335,788 are not convertible.

On December 14, 2022, our company, Merger Sub, and DarkPulse entered into the Merger Agreement.

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

To further minimize conflicts of interest, we have agreed not to consummate an Initial Business Combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our Initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the Trust Account prior to the completion of our Initial Business Combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	Payment to our Sponsor, of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support.

•	Payment to our non-employee directors of an annual cash retainer of $10,000, a $1,000 cash payment for each meeting of the board of directors and an additional $1,000 cash payment for each committee meeting attended (if such committee meeting took place on a day other than when the full board of directors met);

•	Payment to the chairman of each of the audit committee and compensation committee of an additional annual cash payment of $3,000 for their additional services in these capacities;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an Initial Business Combination; and

•	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended Initial Business Combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our Initial Business Combination. The warrants would be identical to the Private Warrants.

•	Repayment of extension-related loan, including the monthly extension payments, which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors have not been determined nor have any written agreements been executed with respect thereto. The extension-related loan may be converted into units (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Geoff Mullins, Wayne Bale, and John Bartrum are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021 totaled $151,407 and $100,681, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Index to Financial Statements

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit Number	Description
2.1	Business Combination Agreement between the Company, Zilla Acquisition Corp. and DarkPulse, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40707), filed December 15, 2022
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
3.2	Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40707), filed October 13, 2022
3.3	Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40707), filed January 31, 2023
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40707), filed October 13, 2022
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 001-40707), filed March 29, 2022
4.2	Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (File No. 001-40707), filed March 29, 2022
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-40707), filed March 29, 2022
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
4.5	Description of Securities, incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K (File No. 001-40707), filed March 29, 2022
4.6	Promissory Note to DarkPulse, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-40707), filed November 3, 2022
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.2	Representative Share Purchase Agreement between the Company and EF Hutton, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.3	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.4	Registration Rights Agreement among the Company, the Sponsor and certain other equity holders named therein, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.5	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.6	Administrative Services Agreement between the Company and the Sponsor, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-40707), filed August 10, 2021
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40707), filed October 13, 2022
10.8	Purchase Agreement between the Company, DarkPulse, Inc. and Gladstone Sponsor, LLC, dated October 12, 2022, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40707), filed October 13, 2022
10.9	Administrative Support Agreement between the Company and DarkPulse, Inc. and Gladstone Sponsor, LLC, dated October 12, 2022, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40707), filed October 13, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SYSTEM DYNAMICS, INC.

Dated: May 26, 2023	By:	/s/ Rick Iler
	Name:	Rick Iler
	Title:	Principal Executive Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick Iler	Principal Executive Officer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2023
Rick Iler

/s/ John Bartrum	Director	May 26, 2023
John Bartrum

/s/ Geoff Mullins	Director	May 26, 2023
Geoff Mullins

/s/ Wayne Bale	Director	May 26, 2023
Wayne Bale

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB Firm No. 688)	F-2
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Global System Dynamics, Inc. (formerly known as Gladstone Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global System Dynamics, Inc. (formerly known as Gladstone Acquisition Corporation or the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination. If the Company is unable to complete a business combination, a mandatory liquidation and subsequent dissolution will occur. The Company has a significant working capital deficiency as of December 31, 2022, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, Texas

May 26, 2023

GLOBAL SYSTEM DYNAMICS, INC. (FORMERLY KNOWN AS GLADSTONE ACQUISITION CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash	$8,480	$769,484
Prepaid expenses	49,917	426,357
Total Current Assets	58,397	1,195,841

Prepaid expenses – non-current portion	—	39,110
Cash held in trust account	109,099,978	107,028,738
Total Assets	$109,158,375	$108,263,689

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$398,051	$252,894
Due to related party	318,315	11,683
Income tax payable	182,057	—
Convertible Promissory Note - Related Party	1,049,248	—
Total Current Liabilities	1,947,671	264,577

Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	5,620,039	3,936,945

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 10,492,480 shares at redemption value of $10.37 and $10.20 per share at December 31, 2022 and 2021, respectively	108,755,289	107,023,296

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 10,492,480 shares subject to redemption) at December 31, 2022 and 2021	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at December 31, 2022 and 2021	263	263
Additional paid-in capital	—	—
Accumulated deficit	(5,217,237)	(2,696,836)
Total Stockholders’ Deficit	(5,216,953)	(2,696,552)
Total Liabilities and Stockholders’ Deficit	$109,158,375	$108,263,689

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC. (FORMERLY KNOWN AS GLADSTONE ACQUISITION CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year Ended	For the Period from January 14, 2021 (Inception) Through
	December 31,	December 31,
	2022	2021

Formation and operating costs	$1,859,845	$759,636
Loss from operations	(1,859,845)	(759,636)

Other income:
Interest earned from Trust Account	1,253,494	5,442
Change in fair value of overallotment liability	—	90,677
Total other income	1,253,494	96,119

Loss before provision for income taxes	(606,351)	(663,517)
Provision for income taxes	182,057	—
Net loss	$(788,408)	$(663,517)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	10,492,480	4,448,614
Basic and diluted net loss per share, Class A redeemable shares	$(0.06)	$(0.09)

Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,638,076
Basic and diluted net loss per non-redeemable share	$(0.06)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC. (FORMERLY KNOWN AS GLADSTONE ACQUISITION CORPORATION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 14, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Private Placement Warrants in connection with Initial Public Offering and Over-allotment (net of offering costs)	—	—	—	—	4,055,520	—	4,055,520
Issuance of Representative Shares in connection with Initial Public Offering and Over-allotment	209,850	21	—	—	2,098,479	—	2,098,500
Issuance of Public Warrants in connection with Initial Public Offering and Over-allotment (net of offering costs)	—	—	—	—	1,534,405	—	1,534,405
Class B Common Stock forfeited	—	—	(251,880)	(25)	25	—	—
Issuance of overallotment option	—	—	—	—	(135,000)	—	(135,000)
Partial exercise of overallotment option	—	—	—	—	44,323	—	44,323
Subsequent measurement of carrying value of Class A Common Stock subject to redemption value	—	—	—	—	(7,622,464)	(2,033,319)	(9,655,783)
Net loss	—	—	—	—	—	(663,517)	(663,517)
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)
Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(1,731,993)	(1,731,993)
Net loss	—	—	—	—	—	(788,408)	(788,408)
Balance as of December 31, 2022	209,850	$21	2,623,120	$263	$—	$(5,217,237)	$(5,216,953)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC. (FORMERLY KNOWN AS GLADSTONE ACQUISITION CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from January 14, 2021 (Inception) Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(788,408)	$(663,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned from Trust Account	(1,253,494)	(5,442)
Changes in fair value of overallotment liability	—	(90,677)
Changes in operating assets and liabilities:
Prepaid expenses	415,550	(465,467)
Accounts payable and accrued expenses	145,157	252,894
Income tax payable	182,057	—
Due to related party	306,632	11,683
Net cash used in operating activities	(992,506)	(960,526)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(107,023,296)
Extension payment	(1,049,248)	—
Interest withdrawal from Trust Account to pay for taxes	231,502	—
Net cash used in investing activities	(817,746)	(107,023,296)

Cash Flows from Financing Activities:
Proceeds from initial public offering	—	104,924,800
Proceeds from private placement	—	4,298,496
Proceeds from sale of Common Stock to Original Sponsor	—	25,000
Proceeds from issuance of convertible promissory note to related party	1,049,248	240,000
Payment of promissory note to related party	—	(240,000)
Payment of deferred offering costs	—	(494,990)
Net cash provided by financing activities	1,049,248	108,753,306

Net Change in Cash	(761,004)	769,484
Cash – Beginning of period	769,484	—
Cash – End of period	$8,480	$769,484

Supplemental Disclosure of Non-Cash Activities:
Deferred underwriting discount	$—	3,672,368
Remeasurement of Class A Common stock subject to possible redemption	$1,731,993	$—
Initial fair value of overallotment liability	$—	135,000
Initial value of Class A Common Stock subject to redemption	$—	$100,757,438
Subsequent measurement of carrying value of Class A Common Stock subject to redemption value	$—	$(9,655,783)
Issuance of Representative Shares	$—	$2,098,500

The accompanying notes are an integral part of these consolidated financial statement.

GLOBAL SYSTEM DYNAMICS, INC. (FORMERLY KNOWN AS GLADSTONE ACQUISITION CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Global System Dynamics, Inc. (the "Company", formerly known as Gladstone Acquisition Corporation) is a blank check company incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (a "Business Combination").

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

The Company's sponsor is DarkPulse, Inc., a Delaware corporation (the "New Sponsor", see Note 5).

On October 24, 2022, the Company formed a wholly-owned subsidiary, Zilla Acquisition Corp. (Merger Sub), incorporated in Delaware, for the purpose of entering into a Business Combination Agreement (“BCA”), as fully described in Note 5.

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

Currently, the Class A Common Stock is comprised of the Representatives' Class A Shares (209,850 outstanding) and the "Public Shares" (defined herein as the 10,492,480 shares of Class A Common Stock sold as part of the Units in the IPO and ensuing over-allotment exercise).

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

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a trust account (the "Trust Account") which is being invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company's initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company's amended and restated certificate of incorporation to (i) modify the substance or timing of the Company's obligation to provide for the redemption of its public stock in connection with an initial Business Combination or to redeem 100% of its public stock if the Company does not complete its initial Business Combination within 22 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, and (c) the redemption of the Company's Public Shares if the Company is unable to complete its initial Business Combination within 22 months from the closing of the IPO, subject to applicable law.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company's prior consent. The Original Sponsor, officers and directors (the "Initial Stockholders") have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company's obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 22 months from the closing of the IPO (the "Combination Period") or (b) with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

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

Initial Business Combination

On December 14, 2022, Global System Dynamics, Inc. (“GSD”) entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with Zilla Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of GSD (the “Merger Sub”) and DarkPulse, Inc., a Delaware corporation (the “Company”). The BCA and the transactions contemplated thereby were approved by the board of directors of each of the Company, GSD, and the Merger Sub. See Note 5 for further information.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19)  as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19  could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact of this ongoing military action on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $8,480 of cash in its operating bank account and working capital deficit of $1,544,585, net of franchise and income tax payable of approximately $268,000 that can be paid with the interest income earned on Trust Account. The Company will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available. To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of December 31, 2022, there were no outstanding balances under Working Capital Loans and $1,049,248 outstanding to our New Sponsor under the Convertible Promissory Note for extensions on the completion of our business combination. As of April 30, 2023, we had non-interest-bearing advances due to our New Sponsor in the principal amount of $998,677 and $1,049,248 outstanding to our New Sponsor under the Convertible Promissory Note for extensions on the completion of our business combination, as well as non-convertible promissory and non-interest bearing notes in the aggregate amount of $335,788 for extensions on the completion of our business combination.

Going Concern

The Company has until June 9, 2023 (or August 9, 2023 if option to extend is fully exercised) to consummate a Business Combination. It is uncertain that the Company will be able consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after June 9, 2023 (or August 9, 2023 if the option to extend is fully exercised). The Company intends to close on a Business Combination, however no assurance can be given that this will occur.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,480 and $769,484 in cash as of December 31, 2022 and 2021, respectively. There were no cash equivalents as of December 31, 2022 and 2021.

Cash Held in Trust Account

As of December 31, 2022 and 2021, the Company had $109,099,978 and $107,028,738, respectively, in the Trust Account, which was invested in a United States Treasury money market fund. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned from Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets. The Representatives' Class A Shares are not redeemable and are therefore included in stockholders’ deficit.

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

At December 31, 2022 and 2021, the Class A Common Stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross Proceeds	$104,924,800
Less:
Proceeds allocated to Public Warrants	(1,626,335)
Issuance costs related to Class A Common Stock	(5,930,952)
Plus:
Subsequent measurement of carrying value to redemption value	9,655,783
Class A Common Stock subject to possible redemption as of December 31, 2021	107,023,296

Plus:
Remeasurement of carrying value to redemption value	1,731,993
Class A Common Stock subject to possible redemption as of December 31, 2022	$108,755,289

Warrant Instruments

The Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging." Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders' deficit on the consolidated balance sheets. As of each of December 31, 2022 and 2021, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815, conversion features that do not meet the definition of a derivative do not require bifurcation. The Company has determined that the convertible promissory note conversion features do not meet the definition of a derivative as it fails the net settlement requirement. As a result, the conversion feature embedded within the convertible promissory note does not require bifurcation and will remain embedded within the debt instrument. As such, the carrying value of the convertible promissory note is recognized at cost and presented as a liability on the accompanying consolidated balance sheets.

Net Income (Loss) Per Common Share

The Company applies the two-class method in calculating earnings per share. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) allocated between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the convertible notes, warrants and redemption rights issued in connection with the IPO since the exercise of the convertible notes and warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate and the convertible note is exercisable into 104,925 Conversion Units (as defined in Note 4) which include 104,925 shares of Class A Common Stock and warrants that are exercisable into 52,462 shares of Class A Common Stock. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

	For the Year ended December 31, 2022	For the period from January 14, 2021 (inception) to December 31, 2021
Common Stock subject to possible redemption
Numerator:
Net loss allocable to Class A Common Stock subject to possible redemption	$(620,794)	$(416,518)
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	10,492,480	4,448,614
Basic and Diluted loss per share, Redeemable Class A common stock	$(0.06)	$(0.09)
Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$(167,614)	$(246,999)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,638,076
Basic and diluted net loss per share, non-Redeemable common stock	$(0.06)	$(0.09)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the United States, Virginia and Texas are the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. RELATED PARTY TRANSACTIONS

Class B Common Stock

On January 25, 2021, the Original Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company's issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of December 31, 2022 and 2021.

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

Promissory Note — Related Party

The Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of December 31, 2022 and 2021, the Company has no borrowings under the Note.

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, if the New Sponsor does not elect to have the loan repaid on the date on which the Company consummates the Initial Business Combination, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units at a price of $1.00 per Private Warrant. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On October 12, 2022, the Company entered into a letter agreement (the “Support Agreement”) with the New Sponsor that commenced on the date the Original Sponsor sold all of its securities in the Company in connection with the aforementioned Agreement. Under the Sponsor Agreement, the New Sponsor shall make available, or cause to be made available, to the Company, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange, the Company shall pay the New Sponsor the sum of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $120,000 for the year ended December 31, 2022. For the period from January 14, 2021 (inception) through December 31, 2021, $48,710 had been incurred and included in formation and operating costs. As of December 31, 2022, $318,315 was due to a related party for administrative services fees and reimbursement to New Sponsor for out-of-pocket expenses. As of December 31, 2021, $11,683, was due to a related party for administrative service fees and reimbursement to Original Sponsor for out-of-pocket expenses.

Due to Related Party

The Company has arranged for compensation to its sole officer and directors of $10,000 per month for their services starting October 2022.

During the year ended December 31, 2022, the Company incurred $120,000 of service fees. As of December 31, 2022, the Company has paid $5,000 and $115,000 has been accrued on the condensed balance sheet.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B Common Stock, Representatives' Class A Shares and Private Warrants (including securities contained therein), including warrants that may be issued upon conversion of Working Capital Loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Warrants and any shares of Class A Common Stock and warrants (and underlying Class A Common Stock) that may be issued upon conversion of the warrants issued as part of the Working Capital Loans and Class A Common Stock issuable upon conversion of the Class B Common Stock, are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the Class B Common Stock, only after conversion to our Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company bears the expenses incurred in connection with the filing of any such registration statements. See the Joinder to the Registration Rights as discussed below.

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

The holders of the Representatives' Class A Shares have agreed not to transfer, assign or sell any such shares without the Company's prior consent until the completion of the Initial Business Combination. In addition, the holders of the Representatives' Class A Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination within 22 months from the closing of the IPO (or 24 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account or (B) with respect to any other provision relating to stockholders' rights or pre-Initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within 22 months from the closing of the IPO (or 24 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account. The Representatives' Class A Shares are deemed to be underwriters' compensation by FINRA pursuant to FINRA Rule 5110.

Purchase Agreement

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

Business Combination Agreement

On December 14, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) with Zilla Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company (the “Merger Sub”) and DarkPulse, Inc., a Delaware corporation (“DarkPulse”). The BCA and the transactions contemplated thereby were approved by the board of directors of each of DarkPulse, the Company, and the Merger Sub.

The Business Combination

The BCA provides, among other things, that Merger Sub will merge with and into DarkPulse, with DarkPulse as the surviving company in the merger and, after giving effect to such merger, DarkPulse shall be a wholly-owned subsidiary of the Company (the “Merger”). The Company will continue to be named “Global System Dynamics, Inc.” and the combined entity will trade under the symbol “DARK.” The Merger and the other transactions contemplated by the BCA are hereinafter referred to as the “Business Combination”. Other capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the BCA. In accordance with the terms and subject to the conditions of the BCA, at the Effective Time, among other things: (i) each of the Company’s Class A Share and each Class B Share that is issued and outstanding immediately prior to the Merger will become one share of common stock, par value $0.0001 per share, of the Company; (ii) by virtue of the Merger and without any action on the part of any Party or any other Person, each DarkPulse Share (other than the DarkPulse Shares cancelled and extinguished pursuant to Section 2.1(a)(viii) of the BCA) issued and outstanding as of immediately prior to the Effective Time shall be automatically canceled and extinguished and converted into the right to receive that number of the Company’s Class A Shares equal to the Merger Consideration; provided, however, that any DarkPulse Shares that are Restricted Shares shall be converted into restricted Class A Shares of the Company, subject to the same vesting, transfer and other restrictions as the applicable Restricted Shares; (iii) by virtue of the Merger and without any action on the part of any Party or any other Person, each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001, of DarkPulse; (vi) Dennis O’Leary, Joseph Catalino, George Pappas, Geoff Mullins, Wayne Bale and John Bartrum shall become the directors of the Company, Dennis O’Leary shall become the Chief Executive Officer of the Company and of the Surviving Company, and J. Richard Iler shall become the Chief Financial Officer of the Company, each to hold office in accordance with the Governing Documents of the Company until such director’s or officer’s successor is duly elected or appointed and qualified, or until the earlier of their death, resignation or removal; (v) by virtue of the Merger and without any action on the part of any Party or any other Person, each DarkPulse Share held immediately prior to the Effective Time by DarkPulse as treasury stock shall be automatically canceled and extinguished, and no consideration shall be paid with respect thereto.

Concurrently with, or with respect to a certain stockholder holding all of the shares of Series A Preferred Stock of DarkPulse, within a specified time after the signing of the BCA, the “Company Stockholder” listed on Schedule I attached to the BCA (collectively, the “Supporting Company Stockholder”) shall duly execute and deliver to the Company a transaction support agreement (the “The Company Stockholder Transaction Support Agreement”), pursuant to which, among other things, such Supporting Company Stockholder will agree to, support and vote in favor of the BCA, the Ancillary Documents to which DarkPulse is or will be a party and the transactions contemplated thereby (including the Merger).

The Business Combination is expected to close in the second calendar quarter of 2023, following the receipt of the required approval by the stockholders of the Company and DarkPulse, approval by the Nasdaq Stock Market (“Nasdaq”) of the Company’s initial listing application filed in connection with the Business Combination, the fulfillment of other customary closing conditions and the effectiveness of the Form S-4 registration statement the Company filed with the SEC.

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of both December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both December 31, 2022 and 2021, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 10,492,480 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both December 31, 2022 and 2021, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

Public Warrants

As of both December 31, 2022 and 2021 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

Private Placement Warrants

Except as described below, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) are not be transferable, assignable or salable until after the completion of our initial business combination to our officers and directors and other persons or entities affiliated with our New Sponsor).

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

NOTE 7. INCOME TAX

The income tax (benefit) provision consists of the following:

	For the year ended December 31, 2022	For the period from January 14, 2021 (inception) through December 31, 2021
Federal
Current	$182,057	$—
Deferred	(245,209)	(148,809)
State		—
Current	—	—
Deferred	45,578	(45,578)
Change in valuation allowance	199,631	194,387
Income tax (benefit) provision	$182,057	$—

The Company's net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Organizational costs/Start-up costs	$394,018	$146,110
Federal and State net operating loss	—	48,277
Total deferred tax asset	394,018	194,387
Valuation allowance	(394,018)	(194,387)
Deferred tax asset, net of allowance	$—	$—

The Company’s Federal and Virginia net operating loss carryforwards as of December 31, 2021 amounted to $186,558 and $192,000, respectively. There were no operating loss carryforwards as of December 31, 2022.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 14, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $199,631 and $194,387, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and for the period from January 14, 2021 (inception) to December 31, 2021 is as follows:

	For the year ended December 31, 2022	For the period from January 14, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.00%
State taxes, net of federal tax benefit	(5.94)%	5.43%
Transaction cost	(12.12)%	—
Permanent book/tax difference related to change in overallotment liability	0.0%	2.87%
Fines & penalties	(0.04)%	0.0%
Change in valuation allowance	(32.92)%	(29.30)%
Income tax provision	(30.02)%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction, Virginia and Texas and is subject to examination by the various taxing authorities since inception.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 31, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from February 9, 2023 up to August 9, 2023) or such earlier date as determined by the board of directors. The Company’s stockholders approved the Extension Amendment at a special meeting of stockholders of the Company (the “Special Meeting”) on January 31, 2023.

In connection with the Special Meeting, stockholders holding 9,149,326 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.39 per share, for an aggregate redemption amount of approximately $95,061,497. Following such redemptions, approximately $14,038,481 was left in Trust and 1,343,154 Public Shares remain outstanding.

In February 2023, the Company extended its D&O insurance policy to August 2023.

On February 7, 2023, March 9, 2023, April 7, 2023 and May 5, 2023, the Company issued a non-convertible promissory note in the aggregate principal amount of $335,788 ($83,947 per month) to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from February 9, 2023 to June 9, 2023.

Pursuant to the promissory note, the New Sponsor has agreed to loan to the Company $251,841 to deposit into the Company’s trust account. The promissory note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

As of April 30, 2023, the Company accumulated non-interest-bearing advances due to our New Sponsor in the principal amount of $998,677.

On April 5, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until October 2, 2023 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the Company’s MVLS closes at $35 million or more for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance with the MVLS Requirement.

While we will continue to monitor our MVLS and consider available options to regain compliance with the MVLS Requirement, which may include applying for an extension of the Compliance Date or appealing to a Nasdaq Hearings Panel, there can be no assurance that we will be able to regain compliance with the MVLS Requirement or otherwise maintain compliance with the other Nasdaq listing requirements.

The Company has filed with the SEC a registration statement on Form S-4 on February 14, 2023 including proxy materials in the form of a proxy statement, as amended or supplemented from time to time, for the purpose of soliciting proxies from the stockholders of the Company to vote in favor of the BCA and the other proposals as set forth therein at a special meeting of the stockholders of the Company and to register certain securities of the Company with the SEC. There is no assurance that the S-4 will be declared effective.

