Form 10-Q
period 2023-03-31
Global System Dynamics, Inc.
filed 2023-08-11
CIK 1843248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-40707

Global System Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1458374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Walker Street, Ste. 1155 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(740) 229-0829

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

As of August 7, 2023, there were 686,916 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022;
F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited);
F-3	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2023 and 2022 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2023 and 2022 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

2

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash	$485	$8,480
Prepaid expenses	79,451	49,917
Total Current Assets	79,936	58,397

Cash held in Trust Account	14,411,751	109,099,978
Total Assets	$14,491,687	$109,158,375
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$509,260	$398,051
Due to related party	721,836	318,315
Income tax payable	298,582	182,057
Excise tax payable	953,567	—
Promissory Note - Extension	167,894	—
Convertible Promissory Note - Related Party	1,049,248	1,049,248
Total Current Liabilities	3,700,387	1,947,671
Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	7,372,755	5,620,039

Commitments and Contingencies

Class A Common Stock subject to possible redemption, 1,343,154 and 10,492,480 shares at redemption value of $10.43 and $10.37 per share at March 31, 2023 and December 31, 2022, respectively	14,004,818	108,755,289

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 1,343,154 and 10,492,480 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	263	263
Additional paid-in capital	—	—
Accumulated deficit	(6,886,170)	(5,217,237)
Total Stockholders’ Deficit	(6,885,886)	(5,216,953)
Total Liabilities and Stockholders’ Deficit	$14,491,687	$109,158,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31,
	2023	2022
Operating costs	$578,672	$391,244
Loss from operations	(578,672)	(391,244)

Other Income
Interest earned from Trust Account	586,079	2,640
Total other income	586,079	2,640

Income (loss) before provision for income taxes	7,407	(388,604)
Provision for income taxes	116,525	—
Net loss	$(109,118)	$(388,604)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	4,392,929	10,492,480
Basic and diluted net loss per share, Class A redeemable shares	$(0.02)	$(0.03)
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,832,970
Basic and diluted net loss per non-redeemable share	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2022	209,850	$21	2,623,120	$263	$—	$(5,217,237)	$(5,216,953)

Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(606,248)	(606,248)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(953,567)	(953,567)
Net loss	—	—	—	—	—	(109,118)	(109,118)
Balance as of March 31, 2023 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(6,886,170)	$(6,885,886)

 FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)

Net loss	—	—	—	—	—	(388,604)	(388,604)
Balance as of March 31, 2022 (Unaudited)	209,850	$21	2,623,120	263	—	(3,085,440)	$(3,085,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(109,118)	$(388,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned from Trust Account	(586,079)	(2,640)
Changes in operating assets and liabilities:
Prepaid expenses	(29,534)	55,714
Due to related party	403,521	(11,668)
Accounts payable and accrued expenses	111,209	(112,212)
Income tax payable	116,525	—
Net cash used in operating activities	(93,476)	(459,410)

Cash flows from investing activities:
Investment of cash in Trust Account	(167,894)	—
Cash withdrawn for redemption of common stock	95,356,719	—
Interest withdrawal from Trust Account to pay for taxes	85,481	—
Net cash provided by investing activities	95,274,306	—

Cash flows from financing activities:
Proceeds from issuance of promissory note extension	167,894	—
Redemption of common stock	(95,356,719)	—
Net cash used in financing activities	(95,188,825)	—

Net change in cash	(7,995)	(459,410)
Cash, beginning of period	8,480	769,484
Cash, end of period	$485	$310,074

Supplemental Disclosure of Non-Cash Activities:
Excise tax payable	$953,567	$—
Subsequent measurement of Class A Common stock subject to possible redemption to redemption value	$606,248	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Note 1 — Organization and Business Operations

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

The Company's sponsor is DarkPulse, Inc., a Delaware corporation (the "New Sponsor", see Note 5).

On October 24, 2022, the Company formed a wholly-owned subsidiary, Zilla Acquisition Corp. (Merger Sub), incorporated in Delaware, for the purpose of entering into a Business Combination Agreement, as fully described in Note 5.

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

As of March 31, 2023, the Class A Common Stock was comprised of the Representatives' Class A Shares (209,850 outstanding) and the "Public Shares" (defined herein as 1,343,154 shares of Class A Common Stock comprised of 10,492,480 sold as part of the Units in the IPO and ensuing over-allotment exercise, less 9,149,326 shares that were redeemed in connection with the Extension Amendment (defined below)).

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

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (the "Trust Account") which is being invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company's initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company's amended and restated certificate of incorporation to (i) modify the substance or timing of the Company's obligation to provide for the redemption of its public stock in connection with an initial Business Combination or to redeem 100% of its public stock if the Company does not complete its initial Business Combination within 23 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, and (c) the redemption of the Company's Public Shares if the Company is unable to complete its initial Business Combination within 23 months from the closing of the IPO, subject to applicable law.

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

In connection with the Special Meeting, stockholders holding 9,149,326 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $95,356,719. Following such redemptions, approximately $14,128,405 was left in Trust and 1,343,154 Public Shares remain outstanding.

On February 7, 2023 and March 9, 2023, the Company issued non-convertible promissory notes in the aggregate principal amount of $167,894 ($83,947 per month) to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from February 9, 2023 to April 9, 2023.

Pursuant to the promissory notes, the New Sponsor has agreed to loan to the Company $167,894 to deposit into the Company’s Trust Account. The promissory notes bear no interest and are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

The Company has filed with the SEC a registration statement on Form S-4 on February 14, 2023 including proxy materials in the form of a proxy statement, as amended or supplemented from time to time, for the purpose of soliciting proxies from the stockholders of the Company to vote in favor of the Business Combination Agreement and the other proposals as set forth therein at a special meeting of the stockholders of the Company and to register certain securities of the Company with the SEC. There is no assurance that the S-4 will be declared effective.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company's prior consent. The Original Sponsor, officers and directors (the "Initial Stockholders") have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company's obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 23 months from the closing of the IPO (the "Combination Period") or (b) with respect to any other material provisions relating to stockholders' rights or pre-initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements. The specific impact of this ongoing military action on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $485 of cash in its operating bank account and working capital deficit of approximately $3,214,000, net of franchise and income tax payable of approximately $330,000 and taxes paid out from operating account not yet reimbursed by Trust Account of approximately $77,000 that can be paid with the interest income earned on Trust Account. The Company will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs will exceed the amount of cash currently available.

To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of March 31, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $661,836 for working capital. These advances are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

We also have $1,049,248 outstanding to our Sponsor under the Convertible Promissory Note for an extension on the completion of our business combination from November 9, 2022 to February 9, 2023, as well as non-convertible promissory and non-interest-bearing notes in the aggregate amount of $167,894 for extensions on the completion of our business combination from February 9, 2023 to April 9, 2023. The promissory notes are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

Going Concern

As a result of the Second Extension Amendment, the Company has until September 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors) to consummate a Business Combination. It is uncertain that the Company will be able consummate a Business Combination by either of those dates. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, "Presentation of Financial Statements - Going Concern," management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after September 9, 2023 (or February 9, 2024 subject to monthly deposit by the Sponsor into the trust account and approval by the board of directors). The Company intends to close on a Business Combination, however no assurance can be given that this will occur.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, included in our audited financial statements included in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2032. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from those audited financial statements. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

On January 31, 2023, the Company’s stockholders redeemed 9,149,326 Public Shares for a total of $95,356,719. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and determined that a contingent liability should be calculated and recorded. The referenced contingent liability does not impact the condensed consolidated statements of operations during the referenced period and as pursuant to ASC 480-10-599-3A is offset against accumulated deficit. As of March 31, 2023, the Company recorded $953,567 of excise tax liability calculated as 1% of shares redeemed.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $485 and $8,480 in cash as of March 31, 2023 and December 31, 2022, respectively. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Cash Held in Trust Account

As of March 31, 2023 and December 31, 2022, the Company had $14,411,751 and $109,099,978, respectively, in the Trust Account, which was invested in a United States Treasury money market fund. Investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned from Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 1,343,154 and 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively. The Representatives' Class A Shares are not redeemable and are therefore included in stockholders’ deficit.

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

At March 31, 2023 and December 31, 2022, the Class A Common Stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Amount	Shares
Gross Proceeds	$104,924,800	10,492,480
Less:
Proceeds allocated to Public Warrants	(1,626,335)	—
Issuance costs related to Class A Common Stock	(5,930,952)	—
Plus:
Remeasurement of carrying value to redemption value	9,655,783	—
Class A Common Stock subject to possible redemption as of December 31, 2021	107,023,296	10,492,480
Plus:
Remeasurement of carrying value to redemption value	1,731,993	—
Class A Common Stock subject to possible redemption as of December 31, 2022	108,755,289	10,492,480
Less:
Redemption	(95,356,719)	(9,149,326)
Plus:
Remeasurement of carrying value to redemption value	606,248	—
Class A Common Stock subject to possible redemption as of March 31, 2023	$14,004,818	1,343,154

Warrant Instruments

The Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging." Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders' deficit on the condensed consolidated balance sheets. As of each of March 31, 2023 and December 31, 2022, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding, respectively.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815, conversion features that do not meet the definition of a derivative do not require bifurcation. The Company has determined that the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. As a result, the conversion feature embedded within the convertible promissory note does not require bifurcation and will remain embedded within the debt instrument. As such, the carrying value of the convertible promissory note is recognized at cost and presented as a liability on the accompanying condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

The Company applies the two-class method in calculating earnings (loss) per share. Net income (loss) per share of common stock is computed by dividing the pro rata net income (loss) allocated between the redeemable shares of Class A Common Stock and the non-redeemable shares of Class A Common Stock and Class B Common Stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the convertible notes, warrants and redemption rights issued in connection with the IPO since the exercise of the convertible notes and warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 9,544,736 shares of Class A Common Stock in the aggregate and the convertible note is exercisable into 104,925 Conversion Units (as defined in Note 4) which include 104,925 shares of Class A Common Stock and warrants that are exercisable into 52,462 shares of Class A Common Stock. Shares subject to forfeiture are not included in weighted-average shares outstanding until the forfeiture restriction lapses. Subsequent measurement of the Class A Common Stock to redemption value is not considered in the calculation because redemption value closely approximates fair value.

	For the Three Months ended March 31,
	2023	2022
Common Stock subject to possible redemption
Numerator:
Net loss allocable to Class A Common Stock subject to possible redemption	$(66,337)	$(305,987)
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	4,392,929	10,492,480
Basic and Diluted loss per share, Redeemable Class A common stock	$(0.02)	$(0.03)
Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$(42,781)	$(82,617)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,832,970
Basic and diluted net loss per share, Non-Redeemable common stock	$(0.02)	$(0.03)

Income Taxes

The tax (or benefit) related to ordinary income (or loss) for interim periods presented is computed using an estimated annual effective tax rate and the tax (or benefit) related to all other items is individually computed and recognized when the items occur. The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 due to changes in the valuation allowance on the deferred tax assets and nondeductible acquisition expenses. The Company did not record a tax benefit and deferred tax asset on the losses recorded in the interim periods presented because future realization was not more likely than not in the interim periods of occurrence.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2023 and 2022.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 4 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Original Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company's issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of March 31, 2023 and December 31, 2022.

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

Promissory Note — Related Party

The Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of March 31, 2023 and December 31, 2022, the Company has no borrowings under the Note.

On February 7, 2023 and March 9, 2023, the Company issued non-convertible promissory notes in the aggregate principal amount of $167,894 ($83,947 per month) to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from February 9, 2023 to April 9, 2023.

Pursuant to the promissory notes, the New Sponsor has agreed to loan to the Company $167,894 to deposit into the Company’s Trust Account. The promissory notes bear no interest and are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, if the New Sponsor does not elect to have the loan repaid on the date on which the Company consummates the Initial Business Combination, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of March 31, 2023 and December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units at a price of $1.00 per Private Warrant. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

As of March 31, 2023, the Company had non-interest-bearing advances due to New Sponsor in the principal amount of $661,836 for working capital. Advances from the New Sponsor are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On October 12, 2022, the Company entered into a letter agreement (the “Support Agreement”) with the New Sponsor that commenced on the date the Original Sponsor sold all of its securities in the Company. Under the Support Agreement, the New Sponsor shall make available, or cause to be made available, to the Company, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange, the Company shall pay the New Sponsor the sum of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $30,000 for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, $60,000 and $30,000, respectively, were due to New Sponsor for administrative service fees. These amounts are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

Due to Related Party

The Company has arranged for compensation to its sole officer and directors of $10,000 per month for their services starting October 2022.

As of March 31, 2023 and December 31, 2022, the Company has paid $118,500 and $5,000, respectively, and $121,500 and $115,000 has been accrued and recorded as part of due to related party on the accompanying condensed consolidated balance sheets, respectively.

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

The holders of the Representatives' Class A Shares have agreed not to transfer, assign or sell any such shares without the Company's prior consent until the completion of the Initial Business Combination. In addition, the holders of the Representatives' Class A Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company's Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination within 23 months from the closing of the IPO (or 24 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account or (B) with respect to any other provision relating to stockholders' rights or pre-Initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within 23 months from the closing of the IPO (or 24 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account. The Representatives' Class A Shares are deemed to be underwriters' compensation by FINRA pursuant to FINRA Rule 5110.

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

Note 6 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of both March 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both March 31, 2023 and December 31, 2022, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 1,343,154 and 10,492,480 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both March 31, 2023 and December 31, 2022, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

Public Warrants

As of both March 31, 2023 and December 31, 2022 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

Private Placement Warrants

Except as described below, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) are not be transferable, assignable or salable until after the completion of our initial business combination to our officers and directors and other persons or entities affiliated with our New Sponsor.

In addition, holders of our private placement warrants are entitled to certain registration rights.

In order to finance transaction costs in connection with an intended initial business combination, New Sponsor or an affiliate of New Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the private placement warrants. However, as the units would not be issued until consummation of our initial business combination, any warrant underlying such units would not be able to be voted on an amendment to the warrant agreement in connection with such business combination.

As of March 31, 2023 and December 31, 2022, we have not offered warrants to our New Sponsor to finance transaction costs in connection with an intended initial business combination.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that these unaudited condensed consolidated financial statements were issued. Based on this, besides the below, the Company did not identify any subsequent events that would require additional adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 7, 2023, May 5, 2023, June 9, 2023 and July 7, 2023, the Company issued promissory notes in the aggregate principal amount of $335,788 ($83,947 per month) to the New Sponsor, and on August 9, 2023, the Company issued another promissory note in the principal amount of $29,817 in connection with the extension of the termination date for the Company’s initial business combination from April 9, 2023 to May 9, 2023, from May 9, 2023 to June 9, 2023, from June 9, 2023 to July 9, 2023, from July 9, 2023 to August 9, 2023 and from August 9, 2023 to September 9, 2023, respectively. Previously issued promissory notes in connection with the extensions are discussed further in Note 4.

Pursuant to the above 5 promissory notes, the New Sponsor has agreed to loan to the Company an aggregate of $365,604 to deposit into the Company’s trust account. The promissory notes bear no interest and are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

As of August 7, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $872,962 for working capital.

On April 5, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $35 million minimum requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”).

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

The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS Requirement.

On April 24, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s delay in filing its Form 10-K for the year ended December 31, 2022. The letter was issued by Nasdaq under Nasdaq Listing Rule 5810(c)(2) for the Company’s failure to comply with Nasdaq Listing Rule 5250(c)(1).

On May 30, 2023, the Company received a letter from the Staff stating that the Company filed its Form 10-K for the year ended December 31, 2022, thereby addressing the deficiency in the Staff’s April 24, 2023 letter to the Company.

On May 30, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s delay in filing its Form 10-Q for the quarter ended March 31, 2023. The letter was issued by Nasdaq under Nasdaq Listing Rule 5810(c)(2) for the Company’s failure to comply with Nasdaq Listing Rule 5250(c)(1).

The Company has 60 calendar days, or until July 31, 2023, to submit to Nasdaq a plan (the “Plan”) to regain compliance with the Nasdaq Listing Rules. If Nasdaq accepts the Company’s Plan, then Nasdaq may grant the Company up to 180 calendar days from the prescribed due date for filing the Form 10-Q to regain compliance. If Nasdaq does not accept the Company’s Plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The letter from the Staff has no immediate effect on the listing of the Company’s securities on the Nasdaq Capital Market. The Company continues to work diligently to file the Form 10-Q as promptly as practicable. If the Company is unable to file the Form 10-Q within 60 calendar days from the date of the deficiency letter, the Company intends to submit to Nasdaq a Plan to regain compliance with the Nasdaq Listing Rules.

The Company has submitted a plan of compliance to Nasdaq, and has requested additional time through August 11, 2023 to file the Company’s Form 10-Q for the quarter ended March 31, 2023. As of the date of filing this Form 10-Q, Nasdaq has not confirmed the plan .

On June 1, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with EF Hutton, division of Benchmark Investments, LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Company’s equity or equity-linked securities (“Securities”). The Company will pay the Placement Agent a cash placement fee equal to 8.0% of the gross proceeds generated from the sale of the Securities and will reimburse the Placement Agent for certain of its out-of-pocket expenses in an amount up to $100,000.

On August 7, 2023, at the Special Meeting of the stockholders for the Company, a total of 3,291,955 (or 78.83%) of the Company’s issued and outstanding shares of Class A common stock and Class B common stock held of record as of July 5, 2023, the record date for the Special Meeting, were present either in person or by proxy, which constituted a quorum. The Company’s stockholders voted at the Special Meeting to approve a second extension amendment (the “Second Extension Amendment”) to the Company’s charter to extend the time to complete a business combination, with more than 65% voting for approval.

On August 7, 2023, the Company filed with the Secretary of State of the State of Delaware the Second Extension Amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from August 9, 2023 up to February 9, 2024) or such earlier date as determined by the board of directors.

In connection with the Special Meeting, stockholders holding 866,088 Public Shares (approximately 65% of the outstanding Public Shares) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.97 per share, for an aggregate redemption amount of approximately $9,501,728. Following such redemptions, as of August 7, 2023, approximately $5,233,823 was left in trust and 477,066 Public Shares remained outstanding.

On or about August 8, 2023, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties agreed to extend the date by which the parties must consummate the Business Combination, or otherwise have the right to terminate the Business Combination Agreement, from August 9, 2023 to February 9, 2024, without any right of extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A "Risk Factors," and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the US Securities and Exchange Commission on May 26, 2023 (the "Annual Report"). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report and in our Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

The Company's sponsor is DarkPulse, Inc., a Delaware corporation (the "Sponsor"). In addition to being the Sponsor, DarkPulse is also a party to the Merger Agreement as the target of the Initial Business Combination.

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

Change in Company Sponsor

DarkPulse became our Sponsor to take advantage of the popularity of Special Purpose Acquisition Companies to facilitate a listing on a major stock exchange like Nasdaq. By consummating the business combination with us, DarkPulse can also benefit from our existing public market listing and the investor base that comes with it. This can help DarkPulse access new sources of capital, increase liquidity for its shares, and gain greater visibility in the marketplace. Landing on a major stock exchange like Nasdaq, DarkPulse can gain access to a larger pool of institutional and retail investors who may be interested in investing in the company. This can help to increase the company's market capitalization, improve its credibility with investors, and ultimately drive long-term growth and value creation for its stockholders. Regardless of the number redemptions which will likely decrease the cash held in our Trust Account, these benefits significant and a reason for DarkPulse to help us facilitate a business combination, including entering into the Support Agreement.

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

Funding for Extension

On November 2, 2022, February 7, 2023, March 9, 2023, April 7, 2023, May 5, 2023, June 9, 2023, July 7, 2023 and August 9, 2023, we issued notes to our Sponsor in connection with the extension of the termination date for our Business Combination from November 9, 2022 to February 9, 2023, from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023, from May 9, 2023 to June 9, 2023, from June 9, 2023 to July 9, 2023, from July 9, 2023 to August 9, 2023 and from August 9, 2023 to September 9, 2023, respectively.

Pursuant to the notes, the Sponsor has agreed to loan to us $1,049,248, and $83,947, $83,947, $83,947, $83,947, $83,947, $83,947 and $29,816, respectively, and deposited the funds into our Trust Account. The notes bear no interest and are repayable in full upon the earlier of (i) the date on which we consummate a Business Combination, and (ii) the date that our winding up is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the $1,150,000 note may be converted into Conversion Units upon consummation of the Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The six $83,947 notes totaling $ 503,682 and the single $29,816 note are not convertible.

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

Extension of Date to Consummate a Business Combination

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

Our amended and restated certificate of incorporation requires that we provide our public stockholders an opportunity to redeem their Public Shares in connection with an amendment to our amended and restated certificate of incorporation to extend the time in which to consummate a Business Combination. The January 31, 2023 Special meeting requested stockholders’ approval of the Extension amendment, and thus triggered the requirement in our charter to provide its public stockholders an opportunity to redeem their Public Shares.

In connection with the Special Meeting to approve the Extension Amendment, we afforded our stockholders an opportunity to redeem their Public Shares and stockholders holding 9,149,326 Public Shares (approximately 87% of the outstanding Public Shares) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $95,356,719. Following such redemptions, approximately $14,128,405 was left in trust and 1,343,154 Public Shares remain outstanding.

Second Extension of Date to Consummate a Business Combination

On August 7, 2023, at the Special Meeting, a total of 3,291,955 (or 78.83%) of our issued and outstanding shares of Class A common stock and Class B common stock held of record as of July 5, 2023, the record date for the Special Meeting, were present either in person or by proxy, which constituted a quorum. Our stockholders voted at the Special Meeting to approve a Second Extension Amendment to our charter to extend the time to complete a business combination, with more than 65% voting for approval.

On August 9, 2023, we filed with the Secretary of State of the State of Delaware the Second Extension Amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from August 9, 2023 up to February 9, 2024) or such earlier date as determined by the board of directors.

Our amended and restated certificate of incorporation requires that we provide our public stockholders an opportunity to redeem their Public Shares in connection with an amendment to our amended and restated certificate of incorporation to extend the time in which to consummate a Business Combination. The August 7, 2023 Special meeting requested stockholders’ approval of the Second Extension Amendment, and thus triggered the requirement in our charter to provide its public stockholders an opportunity to redeem their Public Shares.

In connection with the Special Meeting to approve the Second Extension Amendment, we afforded our stockholders an opportunity to redeem their Public Shares and stockholders holding 866,088 Public Shares (approximately 65% of the outstanding Public Shares) properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.97 per share, for an aggregate redemption amount of approximately $9,501,728. Following such redemptions, approximately $5,233,823 was left in trust and 477,066 Public Shares remain outstanding.

Amendment No. 1 to the Business Combination Agreement

On or about August 8, 2023, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties agreed to extend the date by which the parties must consummate the Business Combination, or otherwise have the right to terminate the Business Combination Agreement, from August 9, 2023 to February 9, 2024, without any right of extension.

Results of Operations

For the three months ended March 31, 2023, we had a net loss of $109,118, which was primarily related to operating costs of $578,672 and provision for income taxes of $116,525, partially offset by interest earned from the Trust Account of $586,079.

For the three months ended March 31, 2022, we had a net loss of $388,604, which was primarily related to operating costs of $391,244, partially offset by interest earned from the Trust Account of $2,640.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

For the three months ended March 31, 2023, cash used in operating activities was $93,476. Net loss of $109,118 was impacted by interest earned from Trust Account of $586,079 and changes in operating assets and liabilities which provided $601,721. Cash provided by investing activities of $95,274,306 was contributed by extension payment of $167,894, interest withdrawal from Trust Account to pay for taxes of $85,481 and cash withdrawn for redemptions of $95,356,719, partially offset by the extension payment of $167,894. Cash used in financing activities was $95,188,825 which was composed of proceeds from issuance of promissory note to related party of $167,894, offset by redemption of common stock of $95,356,719.

For the three months ended March 31, 2022, cash used in operating activities was $459,410. Net loss of $388,604 and interest earned from Trust Account of $2,639 and changes in operating assets and liabilities which used $68,167. Cash used in investing and financing activities are nil.

Liquidity, Capital Resources and Going Concern

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the condensed consolidated financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 6 to the condensed consolidated financial statements, at a price of $1.00 per Private Warrant in a private placement to the Original Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 3 to the condensed consolidated financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Original Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 1 to the condensed consolidated financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representatives' Class A Shares for nominal consideration.

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

As of March 31, 2023, we had $485 of cash in our operating bank account and working capital deficit of approximately $3,214,000, net of franchise tax and federal income tax payable of approximately $330,000 and taxes paid from operating account not yet reimbursed by Trust Account of approximately $77,000 that can be paid with the interest income earned on Trust Account. We will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available.

To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (see Note 4). As of March 31, 2023, and August 7, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $721,836 and $872,962, respectively, for working capital.

We also have $1,049,248 outstanding to our Sponsor under the Convertible Promissory Note for an extension on the completion of our business combination from November 9, 2022 to February 9, 2023, and non-convertible promissory and non-interest-bearing notes in the aggregate amount of $167,894 ($83,947 per month) for extensions on the completion of our business combination from February 9, 2023 to March 9, 2023 and from March 9, 2023 to April 9, 2023. Subsequent to quarter end, on April 7, 2023, May 5, 2023 and June 9, 2023, the Company issued promissory notes in the aggregate principal amount of $251,841 to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from April 9, 2023 to May 9, 2023, from May 9, 2023 to June 9, 2023 and from June 9, 2023 to July 9, 2023, respectively.

We have until September 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, "Presentation of Financial Statements - Going Concern," we have determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after September 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors). We intend to close on a Business Combination, however no assurance can be given that this will occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of March 31, 2023 and December 31, 2022, the Company has borrowed $1,049,248 under this loan.

Critical Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Notwithstanding the material weaknesses, management has concluded that the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report filed on Form 10-K for the period ended December 31, 2022, which was filed with the SEC on May 26, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022, (ii) Condensed consolidated statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited), (iii) Condensed consolidated statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited), (iv) Condensed consolidated statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited) and (v) the Notes to the Unaudited Condensed consolidated financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global System Dynamics, Inc

Date: August 11, 2023	By:	/s/ Rick Iler
Rick Iler
Principal Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

