Form 10-Q
period 2023-06-30
Global System Dynamics, Inc.
filed 2023-11-17
CIK 1843248

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2023, there were 686,916 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding .

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash	$53	$8,480
Prepaid expenses	57,317	49,917
Total Current Assets	57,370	58,397

Cash held in Trust Account	14,591,480	109,099,978
Total Assets	$14,648,850	$109,158,375
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$792,800	$398,051
Due to related party	841,818	318,315
Income tax payable	95,777	182,057
Excise tax payable	953,567	—
Promissory Note - Extension	419,736	—
Convertible Promissory Note - Related Party	1,049,248	1,049,248
Total Current Liabilities	4,152,946	1,947,671
Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	7,825,314	5,620,039

Commitments and Contingencies	—	—

Class A Common Stock subject to possible redemption, 1,343,154 and 10,492,480 shares at redemption value of $10.69 and $10.37 per share at June 30, 2023 and December 31, 2022, respectively	14,355,552	108,755,289

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 1,343,154 and 10,492,480 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	263	263
Additional paid-in capital	—	—
Accumulated deficit	(7,532,300)	(5,217,237)
Total Stockholders’ Deficit	(7,532,016)	(5,216,953)
Total Liabilities and Stockholders’ Deficit	$14,648,850	$109,158,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$426,089	$329,092	$1,004,761	$720,336
Loss from operations	(426,089)	(329,092)	(1,004,761)	(720,336)

Other Income
Interest earned from Trust Account	156,980	47,641	743,059	50,281
Total other income	156,980	47,641	743,059	50,281

Loss before provision for income taxes	(269,109)	(281,451)	(261,702)	(670,055)
Provision for income taxes	26,287	—	142,812	—
Net loss	$(295,396)	$(281,451)	$(404,514)	$(670,055)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	1,343,154	10,492,480	2,859,617	10,492,480
Basic and diluted net loss per share, Class A redeemable shares	$(0.07)	$(0.02)	$(0.07)	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,832,970	2,832,970	2,832,970
Basic and diluted net loss per non-redeemable share	$(0.07)	$(0.02)	$(0.07)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2022	209,850	$21	2,623,120	$263	$—	$(5,217,237)	$(5,216,953)
Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(606,248)	(606,248)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(953,567)	(953,567)
Net loss	—	—	—	—	—	(109,118)	(109,118)
Balance as of March 31, 2023 (Unaudited)	209,850	21	2,623,120	263	—	(6,886,170)	(6,885,886)
Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(350,734)	(350,734)
Net loss	—	—	—	—	—	(295,396)	(295,396)
Balance as of June 30, 2023 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(7,532,300)	$(7,532,016)

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)
Net loss	—	—	—	—	—	(388,604)	(388,604)
Balance as of March 31, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,085,440)	$(3,085,156)
Net loss	—	—	—	—	—	(281,451)	(281,451)
Balance as of June 30, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,366,891)	$(3,366,607)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(404,514)	$(670,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned from Trust Account	(743,059)	(50,281)
Changes in operating assets and liabilities:
Prepaid expenses	(7,400)	189,450
Due to related party	523,504	31,353
Accounts payable and accrued expenses	394,749	(201,065)
Income tax payable	(86,280)	—
Net cash used in operating activities	(323,000)	(700,598)

Cash flows from investing activities:
Investment of cash in Trust Account	(419,736)	—
Cash withdrawn for redemption of common stock	95,356,719	—
Interest withdrawal from Trust Account to pay for taxes	314,573	—
Net cash provided by investing activities	95,251,557	—

Cash flows from financing activities:
Proceeds from issuance of promissory note extension	419,736	—
Redemption of common stock	(95,356,719)	—
Net cash used in financing activities	(94,936,983)	—

Net change in cash	(8,427)	(700,598)
Cash, beginning of period	8,480	769,484
Cash, end of period	$53	$68,886

Supplemental Disclosure of Non-Cash Activities:
Excise tax payable	$953,567	$—
Subsequent measurement of Class A Common stock subject to possible redemption to redemption value	$956,982	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

Note 1 — Organization and Business Operations

Global System Dynamics, Inc. (the “Company”, formerly known as Gladstone Acquisition Corporation) is a blank check company incorporated as a Delaware corporation on January 14, 2021. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (a “Business Combination”).

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest, if at all. The Company will generate non-operating income in the form of interest income from Trust Account (as defined below) from the proceeds derived from its initial public offering (the “IPO”) that was declared effective on August 4, 2021. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is DarkPulse, Inc., a Delaware corporation (the “New Sponsor”, see Note 5).

On October 24, 2022, the Company formed a wholly-owned subsidiary, Zilla Acquisition Corp. (Merger Sub), incorporated in Delaware, for the purpose of entering into a Business Combination Agreement, as fully described in Note 5.

As described further in Note 4, on January 25, 2021, Gladstone Sponsor, LLC (the “Original Sponsor”) paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock, par value $0.0001 (the “Class B Common Stock”). Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock would represent 20% of the Company’s issued and outstanding stock after the Company’s IPO.

The registration statement for the Company’s IPO was declared effective on August 4, 2021 (the “Effective Date”). On August 9, 2021, the Company consummated its IPO of 10,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 4,200,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant in a private placement to the Original Sponsor that closed simultaneously with the IPO. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable. On August 18, 2021, the underwriters partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800.

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

As payment for services, EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters in the IPO received 209,850 shares of Class A Common Stock worth approximately $10.00 per share (the “Representatives’ Class A Shares”). Transaction costs related to the IPO and partial over-allotment exercise amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representatives’ Class A Shares and $494,991 of other cash offering costs, which were charged to equity.

As of June 30, 2023, the Class A Common Stock was comprised of the Representatives’ Class A Shares (209,850 outstanding) and the “Public Shares” (defined herein as 1,343,154 shares of Class A Common Stock comprised of 10,492,480 sold as part of the Units in the IPO and ensuing over-allotment exercise, less 9,149,326 shares that were redeemed in connection with the Extension Amendment (defined below).

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

Following the closing of the IPO on August 9, 2021 and the partial over-allotment exercise on August 18, 2021, $107,023,296 ($10.20 per Unit) from the net proceeds sold in the IPO and over-allotment, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (the “Trust Account”) which is being invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public stock in connection with an initial Business Combination or to redeem 100% of its public stock if the Company does not complete its initial Business Combination within 23 months from the closing of the IPO or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within 23 month from the closing of the IPO, subject to applicable law.

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

The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS Requirement. The company has initiated arrangements with an investment bank to raise sufficient capital to bring it into compliance with the market value requirement (see Note 5).

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

On August 23, 2023, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s delay in filing its Form 10-Q for the quarter ended June 30, 2023. The letter was issued by Nasdaq under Nasdaq Listing Rule 5810(c)(2) for the Company’s failure to comply with Nasdaq Listing Rule 5250(c)(1).

On August 23, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5250(c)(1) as a result of the Company’s delay in filing its Form 10-Q for the quarter ended June 30, 2023. The letter was issued by Nasdaq under Nasdaq Listing Rule 5810(c)(2) for the Company’s failure to comply with Nasdaq Listing Rule 5250(c)(1).

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

The Class A Common Stock subject to redemption was recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the shares of Class A Common Stock are not a “penny share” upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, without the Company’s prior consent. The Original Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 23 months from the closing of the IPO (the “Combination Period”) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides its public stockholders with the opportunity to redeem their Class A Common Stock shares in conjunction with any such amendment.

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

The Company’s Initial Stockholders, as well as holders of Representatives’ Class A Shares, agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Class B Common Shares and Class A Common Shares, respectively, held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination during the Combination Period.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $53 of cash in its operating bank account and working capital deficit of approximately $4.1 million. The Company will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs will exceed the amount of cash currently available.

To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of June 30, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $751,818 for working capital. These advances are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

We also have $1,049,248 outstanding to our Sponsor under the Convertible Promissory Note for an extension on the completion of our business combination from November 9, 2022 to February 9, 2023, as well as non-convertible promissory and non-interest-bearing notes in the aggregate amount of $419,736 for extensions on the completion of our business combination from February 9, 2023 to July 9, 2023. The promissory notes are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

Going Concern

The Company has until December 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors) to consummate a Business Combination. It is uncertain that the Company will be able consummate a Business Combination by either of those dates. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after November 9, 2023 (or February 9, 2024 subject to monthly deposit by the Sponsor into the trust account and approval by the board of directors). The Company intends to close on a Business Combination, however no assurance can be given that this will occur.

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

The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, included in our audited financial statements included in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from those audited financial statements. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

On January 31, 2023, the Company’s stockholders redeemed 9,149,326 Public Shares for a total of $95,356,719. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. The referenced contingent liability does not impact the condensed consolidated statements of operations during the referenced period and as pursuant to ASC 480-10-599-3A is offset against accumulated deficit. As of June 30, 2023, the Company recorded $953,567 of excise tax liability calculated as 1% of shares redeemed.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $53 and $8,480 in cash as of June 30, 2023 and December 31, 2022, respectively. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

Cash Held in Trust Account

As of June 30, 2023 and December 31, 2022, the Company had $14,591,480 and $109,099,978, respectively, in the Trust Account, which was invested in a United States Treasury money market fund. Investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned from Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 1,343,154 and 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively. The Representatives’ Class A Shares are not redeemable and are therefore included in stockholders’ deficit.

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

At June 30, 2023 and December 31, 2022, the Class A Common Stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Amount	Shares
Gross Proceeds	$104,924,800	10,492,480
Less:
Proceeds allocated to Public Warrants	(1,626,335)	—
Issuance costs related to Class A Common Stock	(5,930,952)	—
Plus:
Remeasurement of carrying value to redemption value	9,655,783	—
Class A Common Stock subject to possible redemption as of December 31, 2021	107,023,296	10,492,480
Plus:
Remeasurement of carrying value to redemption value	1,731,993	—
Class A Common Stock subject to possible redemption as of December 31, 2022	108,755,289	10,492,480
Less:
Redemption	(95,356,719)	(9,149,326)
Plus:
Remeasurement of carrying value to redemption value	956,982	—
Class A Common Stock subject to possible redemption as of June 30, 2023	$14,355,552	1,343,154

Warrant Instruments

The Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging.” Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders’ deficit on the condensed consolidated balance sheets. As of each of June 30, 2023 and December 31, 2022, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock subject to possible redemption
Numerator:
Net loss allocable to Class A Common Stock subject to possible redemption	$(95,007)	$(221,615)	$(203,204)	$(527,602)
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	1,343,154	10,492,480	2,859,617	10,492,480
Basic and Diluted loss per share, Redeemable Class A common stock	$(0.07)	$(0.02)	$(0.07)	$(0.05)
Non-Redeemable common stock
Numerator:
Net loss allocable to Class A and Class B Common Stock not subject to redemption	$(200,389)	$(59,836)	$(201,310)	$(142,453)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,832,970	2,832,970	2,832,970
Basic and diluted net loss per share, Non-Redeemable common stock	$(0.07)	$(0.02)	$(0.07)	$(0.05)

Income Taxes

The tax (or benefit) related to ordinary income (or loss) for interim periods presented is computed using an estimated annual effective tax rate and the tax (or benefit) related to all other items is individually computed and recognized when the items occur. The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 due to changes in the valuation allowance on the deferred tax assets and nondeductible acquisition expenses. The Company did not record a tax benefit and deferred tax asset on the losses recorded in the interim periods presented because future realization was not more likely than not in the interim periods of occurrence.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2023 and 2022.

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

On August 18, 2021, the underwriters partially exercised the over-allotment option for up to an additional 1,500,000 Units and purchased an additional 492,480 over-allotment Units, generating an aggregate of gross proceeds of $4,924,800. The IPO and overallotment generated total gross proceeds of $107,023,296. As payment for services, the underwriters received 209,850 Representatives’ Class A Shares at fair value of approximately $10.00 per share which have been accounted for as offering costs related to the IPO.

Note 4 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Original Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company’s issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of June 30, 2023 and December 31, 2022.

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

Promissory Note — Related Party

The Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of June 30, 2023 and December 31, 2022, the Company has no borrowings under the Note.

On February 7, 2023, March 9, 2023, April 6, 2023, May 1, 2023 and June 7, 2023 the Company issued non-convertible promissory notes in the aggregate principal amount of $419,736 ($83,947 per month) to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from February 9, 2023 to July 9, 2023.

Pursuant to the promissory notes, the New Sponsor has agreed to loan to the Company $419,736 to deposit into the Company’s Trust Account. The promissory notes bear no interest and are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, if the New Sponsor does not elect to have the loan repaid on the date on which the Company consummates the Initial Business Combination, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of June 30, 2023 and December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units at a price of $1.00 per Private Warrant. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

As of June 30, 2023, the Company had non-interest-bearing advances due to New Sponsor in the principal amount of $751,818 for working capital. Advances from the New Sponsor are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On October 12, 2022, the Company entered into a letter agreement (the “Support Agreement”) with the New Sponsor that commenced on the date the Original Sponsor sold all of its securities in the Company. Under the Support Agreement, the New Sponsor shall make available, or cause to be made available, to the Company, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange, the Company shall pay the New Sponsor the sum of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $30,000 and $60,000 for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, $90,000 and $30,000, respectively, were due to New Sponsor for administrative service fees. These amounts are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

Due to Related Party

The Company has arranged for compensation to its sole officer and directors of $10,000 per month for their services starting October 2022.

As of June 30, 2023 and December 31, 2022, the Company has paid $118,500 and $5,000, respectively, and $241,500 and $115,000 has been accrued and recorded as part of due to related party on the accompanying condensed consolidated balance sheets, respectively.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Class B Common Stock, Representatives’ Class A Shares and Private Warrants (including securities contained therein), including warrants that may be issued upon conversion of Working Capital Loans, and any shares of Class A Common Stock issuable upon the exercise of the Private Warrants and any shares of Class A Common Stock and warrants (and underlying Class A Common Stock) that may be issued upon conversion of the warrants issued as part of the Working Capital Loans and Class A Common Stock issuable upon conversion of the Class B Common Stock, are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the Class B Common Stock, only after conversion to our Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company bears the expenses incurred in connection with the filing of any such registration statements. See the Joinder to the Registration Rights as discussed below.

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

Representatives’ Class A Common Stock

In connection with the consummation of the IPO, the Company issued the Representatives’ Class A Shares (200,000 shares of Class A Common Stock) to EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters in the IPO, for nominal consideration. In connection with the underwriters’ partial exercise of their over-allotment option, an additional 9,850 Representatives’ Class A Shares were issued for a total number of Representatives’ Class A Shares of 209,850.

The holders of the Representatives’ Class A Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the Initial Business Combination. In addition, the holders of the Representatives’ Class A Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Initial Business Combination; (ii) waive their redemption rights with respect to any such shares held by them in connection with a stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination within 23 months from the closing of the IPO (or 24 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within 23 months from the closing of the IPO (or 24 months from the closing of the IPO, if the Company extends the period of time to consummate a Business Combination, subject to the New Sponsor depositing additional funds into the Trust Account. The Representatives’ Class A Shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110.

Purchase Agreement

On October 12, 2022 (the “Closing Date”), the Company entered into and closed a Purchase Agreement (the “Agreement”) with Gladstone Sponsor, LLC, a Delaware limited liability company (“Original Sponsor”), and DarkPulse, Inc., a Delaware corporation (the “New Sponsor”), pursuant to which the New Sponsor purchased from the Original Sponsor 2,623,120 shares of Class B common stock of the Company, par value $0.0001 per share, and 4,298,496 Private Placement Warrants, each of which is exercisable to purchase one share of Class A common stock of the Company, par value $0.0001 per share, for an aggregate purchase price of $1,500,000 (the “Purchase Price”).

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

The Business Combination is expected to close in the first calendar quarter of 2024, following the receipt of the required approval by the stockholders of the Company and DarkPulse, approval by the Nasdaq Stock Market (“Nasdaq”) of the Company’s initial listing application filed in connection with the Business Combination, the fulfillment of other customary closing conditions and the effectiveness of the Form S-4 registration statement the Company filed with the SEC.

Placement Agency Agreement

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

Note 6 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both June 30, 2023 and December 31, 2022, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 1,343,154 and 10,492,480 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both June 30, 2023 and December 31, 2022, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

The Class B Common Stock will automatically convert into Class A Common Stock at the time of the consummation of the initial Business Combination at a ratio such that the number of Class A Common Stock issuable upon conversion of all Class B Common Stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of all shares of Class A Common Stock issued and outstanding (including any shares of Class A Common Stock issued pursuant to the underwriter’s over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any shares of Class A Common Stock issued pursuant to a forward purchase agreement), excluding the Representatives; Class A Shares and any shares of Class A Common Stock or equity-linked securities or rights exercisable for or convertible into Class A Common Stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Class B Common Stock issued to the New Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A Common Stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B Common Stock shall never be less than the initial conversion ratio. In no event will the Class B Common Stock convert into Class A Common Stock at a rate of less than one-to-one.

Public Warrants

As of both June 30, 2023 and December 31, 2022 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported closing price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

As of June 30, 2023 and December 31, 2022, we have not offered warrants to our New Sponsor to finance transaction costs in connection with an intended initial business combination.

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

On July 7, 2023, the Company issued a promissory note in the aggregate principal amount of $83,947 to the Sponsor in connection with the extension of the termination date for the Company’s initial business combination from July 9, 2023 to August 9, 2023.

On or about August 8, 2023, the parties to the Business Combination Agreement entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”) pursuant to which the parties agreed to extend the date by the parties must consummate the Business Combination, or otherwise have the right to terminate the Business Combination Agreement, from August 9, 2023 to February 9, 2024, without any right of extension.

On August 9, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from August 9, 2023 up to February 9, 2024) or such earlier date as determined by the board of directors.

The Company’s stockholders approved the Extension Amendment at a special meeting of stockholders of the Company (the “Special Meeting”) on August 7, 2023.

In connection with the Special Meeting, stockholders holding 866,088 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.97 per share, for an aggregate redemption amount of approximately $9,501,728. Following such redemptions, as of August 7, 2023, approximately $5,233,823 was left in Trust Account and 477,066 Public Shares remained outstanding.

On August 9, 2023, September 8, 2023, October 6, 2023 and November 9, 2023, the Company issued a promissory note in the aggregate principal amount of $29,816.63 to the Sponsor in connection with the extension of the termination date for the Company’s initial business combination from August 9, 2023 to December 9, 2023.

On October 4, 2023, the Company received written notification (the “Notification”) from Nasdaq stating that the Company had not regained compliance with the Market Value Standard. Pursuant to the Notification, the Securities are subject to delisting from Nasdaq pending the Company’s opportunity to request a hearing before the Nasdaq Hearings Panel (the “Panel”).

The Company intends to diligently pursue an appeal of the Notification before the Panel and regain compliance with the Rule. Under Nasdaq rules, the delisting of the Securities will be stayed during the pendency of the appeal and during such time, the Securities will continue to be listed on Nasdaq.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A “Risk Factors,” and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the US Securities and Exchange Commission on May 26, 2023 (the “Annual Report”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

Global System Dynamics, Inc. (formerly known as Gladstone Acquisition Corporation, which we refer to as “we”, “us” or the “Company”) is a blank check company that was incorporated in January 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “Initial Business Combination” or “Business Combination.”

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

The Company’s sponsor is DarkPulse, Inc., a Delaware corporation (the “Sponsor”). In addition to being the Sponsor, DarkPulse is also a party to the Merger Agreement as the target of the Initial Business Combination.

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

On August 11, 2023, Mr. John Bartrum resigned as a member of the board of directors the Company and of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Company, effective immediately. Mr. Bartrum was an independent director and was Chair of the Nominating and Corporate Governance Committee. Mr. Bartrum’s resignation was not the result of a disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices.

On August 15, 2023, the board of directors appointed Mr. George Pappas as a member of the Board to fill the vacancy created by Mr. Batrum’s resignation. Additionally, the Board has appointed Mr. Pappas as a member and the chairman of the Nominating and Corporate Governance Committee, as a member of the Compensation Committee, and as a member of the Audit Committee of the Board. Mr. Pappas will serve as a member of the Board until his successor has been elected and qualified, or his earlier death, resignation, retirement, disqualification or removal. He will be compensated at the same rate as the Company’s other directors of $10,000 per month.

Change in Company Sponsor

DarkPulse became our Sponsor to take advantage of the popularity of Special Purpose Acquisition Companies to facilitate a listing on a major stock exchange like Nasdaq. By consummating the business combination with us, DarkPulse can also benefit from our existing public market listing and the investor base that comes with it. This can help DarkPulse access new sources of capital, increase liquidity for its shares, and gain greater visibility in the marketplace. Landing on a major stock exchange like Nasdaq, DarkPulse can gain access to a larger pool of institutional and retail investors who may be interested in investing in the company. This can help to increase the company’s market capitalization, improve its credibility with investors, and ultimately drive long-term growth and value creation for its stockholders. Regardless of the number redemptions which will likely decrease the cash held in our Trust Account, these benefits significant and a reason for DarkPulse to help us facilitate a business combination, including entering into the Support Agreement.

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

Funding for Extension

On November 2, 2022, February 7, 2023, March 9, 2023, April 7, 2023, May 5, 2023, June 9, 2023, July 7, 2023, August 9, 2023, September 8, 2023, October 6, 2023 and November 9, 2023, we issued notes to our Sponsor in connection with the extension of the termination date for our Business Combination from November 9, 2022 to February 9, 2023, from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023, from May 9, 2023 to June 9, 2023, from June 9, 2023 to July 9, 2023, from July 9, 2023 to August 9, 2023, from August 9, 2023 to September 9, 2023, September 9, 2023 to October 9, 2023, from October 9, 2023 to November 9, 2023 and from November 9, 2023 to December 9, 2023, respectively.

Pursuant to the notes, the Sponsor has agreed to loan to us $1,049,248, and $83,947, $83,947, $83,947, $83,947, $83,947, $83,947, $29,816, $29,816, $29,816 and $29,816, respectively, and deposited the funds into our Trust Account. The notes bear no interest and are repayable in full upon the earlier of (i) the date on which we consummate a Business Combination, and (ii) the date that our winding up is effective. At the election of the Sponsor and subject to certain conditions, all of the unpaid principal amount of the $1,150,000 note may be converted into Conversion Units upon consummation of the Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. The six $83,947 notes totaling $503,682 and three $29,816 notes are not convertible.

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

Results of Operations

For the three months ended June 30, 2023, we had a net loss of $295,396, which was primarily related to operating costs of $426,089 and provision for income taxes of $26,287, partially offset by interest earned from the Trust Account of $156,980.

For the six months ended June 30, 2023, we had a net loss of $404,514, which was primarily related to operating costs of $1,004,761 and provision for income taxes of $142,812, partially offset by interest earned from the Trust Account of $743,059.

For the three months ended June 30, 2022, we had a net loss of $281,451, which was primarily related to operating costs of $329,092, partially offset by earnings from the Trust Account of $47,641.

For the six months ended June 30, 2022, we had a net loss of $670,055, which was primarily related to operating costs of $720,336, partially offset by earnings from the Trust Account of $50,281.

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

For the six months ended June 30, 2023, cash used in operating activities was $323,000. Net loss of $404,514 was impacted by interest earned from Trust Account of $743,059 and changes in operating assets and liabilities which provided $824,573. Cash provided by investing activities of $95,251,557 was contributed by interest withdrawal from Trust Account to pay for taxes of $314,573 and cash withdrawn for redemptions of $95,356,719, partially offset by the extension payment of $419,736. Cash used in financing activities was $94,936,983 which was composed of proceeds from issuance of promissory note to related party of $419,736, offset by redemption of common stock of $95,356,719.

For the six months ended June 30, 2022, we had a net loss of $670,055, which was primarily related to operating costs and search for a target to complete an initial Business Combination of $720,336, partially offset by earnings from the Trust Account of $50,281.

Liquidity, Capital Resources and Going Concern

On August 9, 2021, we consummated our IPO of 10,000,000 Units at $10.00 per Unit, which is discussed in Note 3 to the condensed consolidated financial statements, and the sale of 4,200,000 Private Warrants which is discussed in Note 6 to the condensed consolidated financial statements, at a price of $1.00 per Private Warrant in a private placement to the Original Sponsor that closed simultaneously with the IPO. On August 18, 2021, the underwriter of the IPO partially exercised their over-allotment option and purchased an additional 492,480 Units, generating an aggregate of gross proceeds of $4,924,800 (see Note 3 to the condensed consolidated financial statements). Simultaneously with the exercise of the underwriters’ over-allotment option, our Original Sponsor purchased an additional 98,496 Private Warrants, generating aggregate gross proceeds of $98,496 (see Note 1 to the condensed consolidated financial statements). As payment for services including the exercise of the over-allotment option, the underwriters received 209,850 Representatives’ Class A Shares for nominal consideration.

Transaction costs related to the IPO and partial over-allotment exercise and the over-allotment amounted to $6,265,859 consisting of $3,672,368 of deferred underwriting commissions, $2,098,500 of fair value of the Representatives’ Class A Shares and $494,991 of other cash offering costs.

After consummation of the IPO on August 9, 2021, and the partial over-allotment exercise on August 18, 2021, we had $2,023,122 in our operating bank account and working capital of $1,475,504.

As of June 30, 2023, we had $53 of cash in our operating bank account and working capital deficit of approximately $4,095,576. We will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available.

To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (see Note 4). As of June 30, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $841,818 for working capital.

We also have $1,049,248 outstanding to our Sponsor under the Convertible Promissory Note for an extension on the completion of our business combination from November 9, 2022 to February 9, 2023, and non-convertible promissory and non-interest-bearing notes in the aggregate amount of $419,736 ($83,947 per month) for extensions on the completion of our business combination from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023, from May 9, 2023 to June 9, 2023 and from June 9, 2023 to July 9, 2023. Subsequent to quarter end, on July 7, 2023, August 9, 2023, September 8, 2023 and October 6, 2023, the Company issued promissory notes in the aggregate principal amount of $119,264 to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from July 9, 2023 to August 9, 2023, from August 9, 2023 to September 9, 2023, from September 9, 2023 to October 9, 2023 and from October 9, 2023 to November 9, 2023, respectively.

We have until December 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after November 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors). We intend to close on a Business Combination, however no assurance can be given that this will occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of June 30, 2023 and December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022, (ii) Condensed consolidated statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited), (iii) Condensed consolidated statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (unaudited), (iv) Condensed consolidated statements of Cash Flows for the three and six months ended June 30, 2023 and 2022 (unaudited) and (v) the Notes to the Unaudited Condensed consolidated financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global System Dynamics, Inc

Date: November 17, 2023	By:	/s/ Rick Iler
Rick Iler
Principal Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

