Form 10-Q
period 2023-09-30
Global System Dynamics, Inc.
filed 2023-11-22
CIK 1843248

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 22, 2023, there were 686,916 shares of Class A common stock, $0.0001 par value, and 2,623,120 shares of Class B common stock, $0.0001 par value, issued and outstanding .

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash	$—	$8,480
Prepaid expenses	55,833	49,917
Total Current Assets	55,833	58,397

Cash held in Trust Account	5,350,897	109,099,978
Total Assets	$5,406,730	$109,158,375
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$1,033,370	$398,051
Due to related party	952,906	318,315
Income tax payable	125,695	182,057
Excise tax payable	1,048,584	—
Promissory Note - Extension	563,316	—
Convertible Promissory Note - Related Party	1,049,248	1,049,248
Total Current Liabilities	4,773,119	1,947,671
Deferred underwriting discount	3,672,368	3,672,368
Total Liabilities	8,445,487	5,620,039

Commitments and Contingencies	—	—

Class A Common Stock subject to possible redemption, 477,066 and 10,492,480 shares at redemption value of $10.71 and $10.37 per share at September 30, 2023 and December 31, 2022, respectively	5,109,951	108,755,289

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 209,850 shares issued and outstanding (excluding 477,066 and 10,492,480 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	21	21
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 2,623,120 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	263	263
Additional paid-in capital	—	—
Accumulated deficit	(8,148,992)	(5,217,237)
Total Stockholders’ Deficit	(8,148,708)	(5,216,953)
Total Liabilities and Stockholders’ Deficit	$5,406,730	$109,158,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$353,194	$353,414	$1,357,955	$1,073,750
Loss from operations	(353,194)	(353,414)	(1,357,955)	(1,073,750)

Other Income
Interest earned from Trust Account	117,565	392,826	860,624	443,107
Total other income	117,565	392,826	860,624	443,107

(Loss) income before provision for income taxes	(235,629)	39,412	(497,331)	(630,643)
Provision for income taxes	29,918	—	172,730	—
Net (loss) income	$(265,547)	$39,412	$(670,061)	$(630,643)

Basic and diluted weighted average shares outstanding, Class A redeemable shares	919,524	10,492,480	2,348,574	10,492,480
Basic and diluted net loss per share, Class A redeemable shares	$(0.07)	$0.00	$(0.13)	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable shares	2,832,970	2,832,970	2,832,970	2,832,970
Basic and diluted net loss per non-redeemable share	$(0.07)	$0.00	$(0.13)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2022	209,850	$21	2,623,120	$263	$—	$(5,217,237)	$(5,216,953)
Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(606,248)	(606,248)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(953,567)	(953,567)
Net loss	—	—	—	—	—	(109,118)	(109,118)
Balance as of March 31, 2023 (Unaudited)	209,850	21	2,623,120	263	—	(6,886,170)	(6,885,886)
Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(350,734)	(350,734)
Net loss	—	—	—	—	—	(295,396)	(295,396)
Balance as of June 30, 2023 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(7,532,300)	$(7,532,016)
Remeasurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(256,128)	(256,128)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(95,017)	(95,017)
Net loss	—	—	—	—	—	(265,547)	(265,547)
Balance as of September 30, 2023 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(8,148,992)	$(8,148,708)

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	209,850	$21	2,623,120	$263	$—	$(2,696,836)	$(2,696,552)
Net loss	—	—	—	—	—	(388,604)	(388,604)
Balance as of March 31, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,085,440)	$(3,085,156)
Net loss	—	—	—	—	—	(281,451)	(281,451)
Balance as of June 30, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,366,891)	$(3,366,607)
Re measurement of Class A Common Stock subject to possible redemption	—	—	—	—	—	(105,623)	(105,623)
Net income	—	—	—	—	—	39,412	39,412
Balance as of September 30, 2022 (Unaudited)	209,850	$21	2,623,120	$263	$—	$(3,433,102)	$(3,432,818)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(670,061)	$(630,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned from Trust Account	(860,624)	(443,107)
Changes in operating assets and liabilities:
Prepaid expenses	(5,916)	304,773
Due to related party	634,591	1,479
Accounts payable and accrued expenses	635,319	(209,969)
Income tax payable	(56,362)	—
Net cash used in operating activities	(323,053)	(977,467)

Cash flows from investing activities:
Investment of cash in Trust Account	(563,316)	—
Cash withdrawn for redemption of common stock	104,858,448	—
Interest withdrawal from Trust Account to pay for taxes	314,573	231,502
Net cash provided by investing activities	104,609,705	231,502

Cash flows from financing activities:
Proceeds from issuance of promissory note extension	563,316	—
Redemption of common stock	(104,858,448)	—
Net cash used in financing activities	(104,295,132)	—

Net change in cash	(8,480)	(745,965)
Cash, beginning of period	8,480	769,484
Cash, end of period	$—	$23,519

Supplemental Disclosure of Non-Cash Activities:
Excise tax payable	$1,048,584	$—
Subsequent measurement of Class A Common stock subject to possible redemption to redemption value	$1,213,110	$105,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL SYSTEM DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, the Class A Common Stock was comprised of the Representatives’ Class A Shares (209,850 outstanding) and the “Public Shares” (defined herein as 477,066 shares of Class A Common Stock comprised of 10,492,480 sold as part of the Units in the IPO and ensuing over-allotment exercise, less 10,015,414 shares that were redeemed).

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

On August 9, 2023, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Second Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination up to six times, each by an additional month, for an aggregate of six additional months (i.e. from August 9, 2023 up to February 9, 2024) or such earlier date as determined by the board of directors.

The Company’s stockholders approved the Second Extension Amendment at a special meeting of stockholders of the Company (the “Second Special Meeting”) on August 7, 2023.

In connection with the Second Special Meeting, stockholders holding 866,088 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.97 per share, for an aggregate redemption amount of approximately $9,501,728. Following such redemptions, as of August 7, 2023, approximately $5,233,823 was left in Trust Account and 477,066 Public Shares remained outstanding.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had no cash in its operating bank account and working capital deficit of approximately $4.7 million. The Company will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs will exceed the amount of cash currently available.

To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (see Note 4). As of September 30, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $832,906 for working capital. These advances are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

We also have $1,049,248 outstanding to our Sponsor under the Convertible Promissory Note for an extension on the completion of our business combination from November 9, 2022 to February 9, 2023, as well as non-convertible promissory and non-interest-bearing notes in the aggregate amount of $563,316 for extensions on the completion of our business combination from February 9, 2023 to October 9, 2023. The promissory notes are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

Going Concern

The Company has until December 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors) to consummate a Business Combination. It is uncertain that the Company will be able consummate a Business Combination by either of those dates. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after December 9, 2023 (or February 9, 2024 subject to monthly deposit by the Sponsor into the trust account and approval by the board of directors). The Company intends to close on a Business Combination, however no assurance can be given that this will occur.

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

The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto, included in our audited financial statements included in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from those audited financial statements. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

On January 31, 2023 and August 17, 2023, the Company’s stockholders redeemed 9,149,326 and 866,088, respectively, of Public Shares for a total of $104,858,448. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. The referenced contingent liability does not impact the condensed consolidated statements of operations during the referenced period and as pursuant to ASC 480-10-599-3A is offset against accumulated deficit. As of September 30, 2023, the Company recorded $1,048,584 of excise tax liability calculated as 1% of shares redeemed.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 and $8,480 in cash as of September 30, 2023 and December 31, 2022, respectively. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

Cash Held in Trust Account

As of September 30, 2023 and December 31, 2022, the Company had $5,350,897 and $109,099,978, respectively, in the Trust Account, which was invested in a United States Treasury money market fund. Investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned from Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ deficit. The Company’s shares of Class A Common Stock sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 477,066 and 10,492,480 shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively. The Representatives’ Class A Shares are not redeemable and are therefore included in stockholders’ deficit.

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

At September 30, 2023 and December 31, 2022, the Class A Common Stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Amount	Shares
Gross Proceeds	$104,924,800	10,492,480
Less:
Proceeds allocated to Public Warrants	(1,626,335)	—
Issuance costs related to Class A Common Stock	(5,930,952)	—
Plus:
Remeasurement of carrying value to redemption value	9,655,783	—
Class A Common Stock subject to possible redemption as of December 31, 2021	107,023,296	10,492,480
Plus:
Remeasurement of carrying value to redemption value	1,731,993	—
Class A Common Stock subject to possible redemption as of December 31, 2022	108,755,289	10,492,480
Less:
Redemption	(104,858,448)	(10,015,414)
Plus:
Remeasurement of carrying value to redemption value	1,213,110	—
Class A Common Stock subject to possible redemption as of September 30, 2023	$5,109,951	477,066

Warrant Instruments

The Company accounts for warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC 480 and ASC 815, “Derivatives and Hedging.” Under that guidance, warrants that do not meet the criteria for equity treatment would be classified as liabilities. The Public Warrants and Private Warrants do meet the criteria for equity treatment, and therefore are included as part of stockholders’ deficit on the condensed consolidated balance sheets. As of each of September 30, 2023 and December 31, 2022, there were 5,246,240 Public Warrants and 4,298,496 Private Warrants outstanding, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A Common Stock subject to possible redemption	$(65,071)	$31,033	$(303,710)	$(496,569)
Denominator:
Weighted Average Redeemable shares of Class A Common Stock, Basic and Diluted	919,524	10,492,480	2,348,574	10,492,480
Basic and Diluted loss per share, Redeemable Class A common stock	$(0.07)	$0.00	$(0.13)	$(0.05)
Non-Redeemable common stock
Numerator:
Net (loss) income allocable to Class A and Class B Common Stock not subject to redemption	$(200,476)	$8,379	$(366,351)	$(134,074)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Common Stock, Basic and Diluted	2,832,970	2,832,970	2,832,970	2,832,970
Basic and diluted net loss per share, Non-Redeemable common stock	$(0.07)	$0.00	$(0.13)	$(0.05)

Income Taxes

The tax (or benefit) related to ordinary income (or loss) for interim periods presented is computed using an estimated annual effective tax rate and the tax (or benefit) related to all other items is individually computed and recognized when the items occur. The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in statement of operations in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes was deemed to be immaterial for the three and nine months ended September 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 due to changes in the valuation allowance on the deferred tax assets and nondeductible acquisition expenses. The Company did not record a tax benefit and deferred tax asset on the losses recorded in the interim periods presented because future realization was not more likely than not in the interim periods of occurrence.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2023 and 2022.

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

Note 4 — Related Party Transactions

Class B Common Stock

On January 25, 2021, the Original Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of Class B Common Stock. Up to 375,000 shares of Class B Common Stock were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would adjust to the extent that the over-allotment option was not exercised in full by the underwriters so that the Class B Common Stock represents 20% of the Company’s issued and outstanding stock after the IPO. On August 18, 2021, the underwriters partially exercised their over-allotment option which left 123,120 shares of the Class B Common Stock no longer subject to forfeiture. On September 23, 2021 the underwriters’ over-allotment option expired and as a result 251,880 shares of Class B Common Stock were forfeited, resulting in outstanding Class B Common Stock of 2,623,120 as of each of September 30, 2023 and December 31, 2022.

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

Promissory Note — Related Party

The Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company had borrowed $240,000 under the Note, which it repaid on September 2, 2021. As of September 30, 2023 and December 31, 2022, the Company has no borrowings under the Note.

On February 7, 2023, March 9, 2023, April 6, 2023, May 1, 2023, June 7, 2023, July 5, 2023, August 11, 2023 and September 8, 2023, the Company issued non-convertible promissory notes in the aggregate principal amount of $563,316 to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from February 9, 2023 to October 9, 2023.

Pursuant to the promissory notes, the New Sponsor has agreed to loan to the Company $563,316 to deposit into the Company’s Trust Account. The promissory notes bear no interest and are repayable in full upon the earlier of (i) the date on which the Company consummates its Initial Business Combination, and (ii) the date that the winding up of the Company is effective.

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, if the New Sponsor does not elect to have the loan repaid on the date on which the Company consummates the Initial Business Combination, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of September 30, 2023 and December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units at a price of $1.00 per Private Warrant. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

As of September 30, 2023, the Company had non-interest-bearing advances due to New Sponsor in the principal amount of $832,906 for working capital. Advances from the New Sponsor are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

Administrative Service Fee

Commencing on August 4, 2021, which was the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On October 12, 2022, the Company entered into a letter agreement (the “Support Agreement”) with the New Sponsor that commenced on the date the Original Sponsor sold all of its securities in the Company. Under the Support Agreement, the New Sponsor shall make available, or cause to be made available, to the Company, certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. In exchange, the Company shall pay the New Sponsor the sum of $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded an expense for administrative services of $30,000 and $90,000 for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, $120,000 and $30,000, respectively, were due to New Sponsor for administrative service fees. These amounts are recorded as part of due to related party on the accompanying condensed consolidated balance sheets.

Compensation Agreement

The Company has arranged for compensation to its sole officer and directors of $10,000 per month for their services starting October 2022.

As of September 30, 2023 and December 31, 2022, the Company has paid $118,500 and $5,000, respectively, and $361,500 and $115,000 has been accrued and recorded as part accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, respectively.

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

Note 6 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of both September 30, 2023 and December 31, 2022, there were 209,850 shares of Class A Common Stock issued and outstanding excluding the 477,066 and 10,492,480 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B Common Stock. As of both September 30, 2023 and December 31, 2022, there were 2,623,120 shares of Class B Common Stock issued and outstanding.

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

Public Warrants

As of both September 30, 2023 and December 31, 2022 there were 5,246,240 Public Warrants outstanding. The Public Warrants become exercisable on the later of (a) the completion of an initial Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Common Stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement.

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

As of September 30, 2023 and December 31, 2022, we have not offered warrants to our New Sponsor to finance transaction costs in connection with an intended initial business combination.

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

Results of Operations

For the three months ended September 30, 2023, we had a net loss of $265,547, which was primarily related to operating costs of $353,194 and provision for income taxes of $29,918, partially offset by interest earned from the Trust Account of $117,565.

For the nine months ended September 30, 2023, we had a net loss of $670,061, which was primarily related to operating costs of $1,357,955 and provision for income taxes of $172,730, partially offset by interest earned from the Trust Account of $860,624.

For the three months ended September 30, 2022, we had a net income of $39,412, which was primarily related to interest earned from the Trust Account of $392,826, offset by operating costs of $353,414.

For the nine months ended September 30, 2022, we had a net loss of $630,643, which was primarily related to operating costs of $1,073,750, offset by to interest earned from the Trust Account of $443,107..

The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.

For the nine months ended September 30, 2023, cash used in operating activities was $323,054. Net loss of $670,061 was impacted by interest earned from Trust Account of $860,624 and changes in operating assets and liabilities which provided $1,207,631. Cash provided by investing activities of $104,609,705 was contributed by interest withdrawal from Trust Account to pay for taxes of $314,573 and cash withdrawn for redemptions of $104,858,448, partially offset by the extension payment of $563,316. Cash used in financing activities was $104,295,132 which was composed of proceeds from issuance of promissory note to related party of $563,316, offset by redemption of common stock of $104,858,448.

For the nine months ended September 30, 2022, cash used in operating activities was $977,467. Net loss of $630,643 was impacted by interest earned from Trust Account of $443,107 and changes in operating assets and liabilities which provided $96,283. Cash provided by investing activities of $231,502 was contributed by interest withdrawal from Trust Account to pay for taxes.

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

As of September 30, 2023, we had no cash in our operating bank account and working capital deficit of approximately $4,717,286. We will continue to expend working capital for operating costs, which includes costs to close on the proposed Business Combination, in addition to accounting, audit, legal, board, franchise and income tax and other expenses associated with operating the business during the period through the mandatory date to consummate a Business Combination or liquidate the business. Such costs are likely to exceed the amount of cash currently available.

To finance working capital needs, New Sponsor or an affiliate of the New Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans (see Note 4). As of September 30, 2023, there are no Working Capital Loans outstanding, but we had non-interest-bearing advances due to our Sponsor in the principal amount of $841,818 for working capital.

We also have $1,049,248 outstanding to our Sponsor under the Convertible Promissory Note for an extension on the completion of our business combination from November 9, 2022 to February 9, 2023, and non-convertible promissory and non-interest-bearing notes in the aggregate amount of $563,316 for extensions on the completion of our business combination from February 9, 2023 to March 9, 2023, from March 9, 2023 to April 9, 2023, from April 9, 2023 to May 9, 2023, from May 9, 2023 to June 9, 2023, from June 9, 2023 to July 9, 2023, from July 9, 2023 to August 9, 2023, from August 9, 2023 to September 9, 2023, from September 9, 2023 to October 9, 2023, from October 9, 2023 to November 9, 2023 and from November 9, 2023 to December 9, 2023. Subsequent to quarter end, on October 6, 2023 and November 9, 2023, the Company issued promissory notes in the aggregate principal amount of $59,633 to the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from October 9, 2023 to November 9, 2023 and from November 9, 2023 to December 9, 2023, respectively.

We have until December 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by either date. If a Business Combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that as a result of the liquidity discussion above and the mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after December 9, 2023 (or February 9, 2024 subject to monthly deposit into the trust account by the Sponsor and approval by the board of directors). We intend to close on a Business Combination, however no assurance can be given that this will occur.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Convertible Promissory Note — Related Party

On November 2, 2022, the Company issued a promissory note in the aggregate principal amount of $1,150,000 to DarkPulse, Inc., the New Sponsor, in connection with the extension of the termination date for the Company’s initial business combination from November 9, 2022 to February 9, 2023. The Note bears no interest and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination, and (ii) the date that the winding up of the Company is effective. At the election of the New Sponsor and subject to certain conditions, all of the unpaid principal amount of the Note may be converted into units of the Company (the “Conversion Units”) upon consummation of the initial Business Combination with the total Conversion Units so issued shall be equal to: (x) the portion of the principal amount of the Note being converted divided by (y) the conversion price of ten dollars ($10.00), rounded up to the nearest whole number of units. As of September 30, 2023 and December 31, 2022, the Company has borrowed $1,049,248 under this loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022, (ii) Condensed consolidated statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited), (iii) Condensed consolidated statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited), (iv) Condensed consolidated statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022 (unaudited) and (v) the Notes to the Unaudited Condensed consolidated financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global System Dynamics, Inc

Date: November 22, 2023	By:	/s/ Rick Iler
Rick Iler
Principal Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

